Form 10-K
period 2001-12-31
MORGAN GROUP HOLDING CO
filed 2002-04-18
CIK 1162283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-K

               Special Financial Report Pursuant to Section 13 or
                  15(d) of the Securities Exchange Act of 1934
                   for the fiscal year ended December 31, 2001

The Registrant's Registration Statement on Form S-1 (Registration Number 333-73996) became effective on January 18, 2002, and did not contain certified financial statements for the fiscal year ended December 31, 2001, the Registrant's last full fiscal year. This special financial report is filed pursuant to Rule 15d-2 and contains only financial statements for the fiscal year ended December 31, 2001.

                            MORGAN GROUP HOLDING CO.
                            -----------------------
                            401 Theodore Fremd Avenue
                               Rye, New York 10580
                                 (914) 921-7601
                        Commission File Number 333-73996

       Delaware                                      13-4196940
------------------------                         -----------------
(State of Incorporation)                         (I.R.S. Employer
                                                Identification Number)

           Securities Registered Pursuant to Section 12(b) of the Act:
                                      None

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.
                                    YES NO X

(Registrant only became subject to Section 15(d) filing requirements on January 18, 2002, pursuant to the filing of a Registration Statement on Form S-1 that was declared effective on such date (Registration Number 333-73996).)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the issuer's voting stock held by non-affiliates, as of April 5, 2002, was $2,713,084. The number of shares of the Registrant's Common Stock $.001 par value outstanding as of April 5, 2002, was 3,055,345.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

This annual report on Form 10-K for the fiscal year ended December 31, 2001, is being filed pursuant to Rule 15d-2 under the Securities Exchange Act of 1934, as amended, and contains only certified financial statements as required by Rule 15d-2. Rule 15d-2 provides generally that, if a registrant files a registration statement under the Securities Act of 1933, as amended, which does not contain certified financial statements for the registrant's last full fiscal year (or the life of the registrant if less than a full fiscal year), then the registrant shall, within 90 days of the effective date of the registration statement, file a special report furnishing certified financial statements for such last fiscal year or other period, as the case may be, meeting the requirements of the form appropriate for annual reports of the registrant. Rule 15d-2 further provides that such special financial report is to be filed under cover of the facing sheet appropriate for the annual report of the registrant. Morgan Group Holding Co.'s Registration on Form S-1 referenced above did not contain certified financial statements for the year ended December 31, 2001, Registrant's last full fiscal year. Therefore, as required by Rule 15d-2, certified financial statements for the year ended December 31, 2001, are filed herewith under cover of the facing page of an Annual Report on Form 10-K.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         Report of Independent Auditors

The Board of Directors and Shareholders
Morgan Group Holding Co.

We have audited the accompanying balance sheets of the net assets and operations contributed to Morgan Group Holding Co. (the "Company") (see Note 1) as of December 31, 2001 and 2000, and the related statements of operations, equity, investments by and advances from Lynch Interactive Corporation and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included Schedule II-Valuation and Qualifying Accounts included in this Annual Report on Form 10-K. These financial statements and schedule are the
responsibility  of  the  management  of  Lynch  Interactive   Corporation.   Our
responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the net assets and operations contributed to Morgan Group Holding Co. (See Note 1) at December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 2, the Company's only subsidiary, The Morgan Group, Inc. ("Morgan"), incurred operating losses and negative operating cash flows during the past two years and was in payment default on its real estate mortgage. In addition, Morgan's ability to meet its quarterly financial covenant requirements contained in its debt agreements in 2002 is uncertain. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are more fully described in Note 2. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                 /s/ Ernst & Young LLP
Stamford, Connecticut
February 22, 2002
except for Note 2,
as to which the date
is March 29, 2002


                            Morgan Group Holding Co.
                                 Balance Sheets
                            (Dollars in thousands)

                                                                         December 31,
                                                                       2001        2000
                                                                       ----        ----
ASSETS
Current assets:
   Cash and cash equivalents ....................................   $  1,517     $  2,092
   Investments - restricted .....................................      2,624         --
   Accounts receivable, less allowances
      of $439 in 2001 and $248 in 2000 ..........................      6,322        7,881
   Refundable taxes .............................................        591          499
   Prepaid insurance ............................................        890           96
   Other current assets .........................................      1,313        1,051
   Deferred income taxes ........................................       --            319
                                                                    --------     --------
Total current assets ............................................     13,257       11,938
                                                                    --------     --------

Property and equipment, net .....................................      3,339        3,688
Goodwill and other intangibles, net .............................      6,256        7,124
Deferred income taxes ...........................................       --            282
Other assets ....................................................        132          634
                                                                    --------     --------
Total assets ....................................................   $ 22,984     $ 23,666
                                                                    ========     ========

LIABILITIES AND SHAREHOLDER'S EQUITY
Current liabilities:
   Notes payable, banks .........................................   $    580     $   --
   Trade accounts payable .......................................      4,505        2,373
   Accrued liabilities ..........................................      2,500        3,704
   Accrued claims payable .......................................      3,028        3,224
   Refundable deposits ..........................................        675        1,357
   Current portion of long-term debt ............................        169          217
                                                                    --------     --------
Total current liabilities .......................................     11,457       10,875

Long-term debt, less current portion ............................         13           71
Deferred income taxes ...........................................       --            744
Long-term accrued claims payable ................................      4,078        5,122

Commitments and contingencies (Note 14) .........................       --           --

Minority interest ...............................................      2,201        3,193
Shareholder's Equity
  Preferred stock, $0.01 value, 1,000,000
    shares authorized, none outstanding .........................       --           --
  Common stock, $0.01 par value, 10,000,000 shares
    authorized, 3,055,345 outstanding ...........................         30         --
  Additional paid-in capital ....................................      5,614         --
  Accumulated deficit ...........................................       (409)        --
  Equity, investments by and advances from
    Lynch Interactive Corporation ...............................       --          3,661
                                                                    --------     --------
Total ...........................................................      5,235        3,661
                                                                    --------     --------
Total liabilities and equity ....................................   $ 22,984     $ 23,666
                                                                    ========     ========
See accompanying notes.






                            Morgan Group Holding Co.
                            Statements of Operations
                (Dollars in thousands, except per share amounts)


                                                                           For the years ended December 31,
                                                                          2001          2000           1999
                                                                          ----          ----           ----
Operating revenues ..............................................    $   101,168    $   128,367    $   172,491

Costs and expenses:
   Operating costs ..............................................         93,933        119,895        160,636
   Selling, general and administration ..........................          8,229          9,443         10,090
   Depreciation and amortization ................................          1,100          1,067          1,215
                                                                     -----------    -----------    -----------
                                                                         103,262        130,405        171,941
                                                                     -----------    -----------    -----------

Operating income (loss) .........................................         (2,094)        (2,038)           550
Interest expense ................................................            273            310            338
                                                                     -----------    -----------    -----------
Income (loss) before income taxes ...............................         (2,367)        (2,238)           212

Income tax (expense) benefit ....................................            910         (2,277)          (187)

Minority interest ...............................................            603          2,133            (28)
                                                                     -----------    -----------    -----------

Net loss ........................................................    $      (854)   $    (2,492)   $        (3)
                                                                     ===========    ===========    ===========

Net loss per share:
  Basic and diluted .............................................    $     (0.28)   $     (0.82)   $     (0.00)
                                                                     ===========    ===========    ===========

Weighted average shares outstanding .............................      3,055,345      3,055,345      3,055,345
                                                                     ===========    ===========    ===========

See accompanying notes.






                            Morgan Group Holding Co.
                    Statements of Equity, Investments by and
                   Advances from Lynch Interactive Corporation
                             (Dollars in thousands)

                                                                                                         Equity,
                                                                                                       Investments
                                                                                                          by and
                                                                                                         Advances
                                                             Common            Additional               from Lynch
                                                             Stock     Common    Paid-in   Accumulated  Interactive
                                                          Outstanding   Stock    Capital     Deficit    Corporation  Total

Balance at January 1, 1999 ...........................      $   --     $   --     $  --      $  --      $ 6,486    $ 6,486
  Capital transactions of The Morgan
     Group, Inc. .....................................          --         --        --         --         (252)      (252)
  Advances to Lynch Interactive Corporation ..........          --         --        --         --          (60)       (60)
  Net loss ...........................................          --         --        --         --           (3)        (3)
                                                            -------    -------   -------     -------     -------     ------
Balance at December 31, 1999 .........................          --         --         --         --        6,171     6,171
  Advances to Lynch Interactive Corporation ..........          --         --         --         --          (18)      (18)
  Net loss ...........................................          --         --         --         --       (2,492)   (2,492)
                                                            -------    -------   -------     -------     --------   -------
Balance at December 31, 2000 .........................          --         --         --         --      $ 3,661    $ 3,661
  Capital transactions of The Morgan
    Group, Inc. ......................................          --         --         --         --          (72)       (72)
  Investment by Lynch Interactive Corporation ........          --         --         --         --        2,000      2,000
  Net loss through December 18, 2001 .................          --         --         --         --         (445)      (445)

  Issuance of shares to Lynch Interactive
    Corporation ......................................    3,055,345         30      5,614        --       (5,144)       500

  Net loss subsequent to December 18, 2001 ...........          --         --         --       (409)         --        (409)
                                                            -------    -------    -------    -------      -------    ------
 Balance at December 31, 2001 .........................   3,055,345    $    30    $ 5,614   $  (409)     $     0    $ 5,235
                                                           ========    =======    =======    =======      =======    ======



See accompanying notes.



                            Morgan Group Holding Co.
                            Statements of Cash Flows
                             (Dollars in thousands)
                                                                                For the years ended December 31,
                                                                                  2001        2000       1999
                                                                                  ----        ----       ----
Operating activities:
        Net income (loss) ....................................................   $  (854)   $(2,492)   $    (3)
        Adjustments to reconcile net income (loss) to net cash
        provided by (used in) operating activities:
        Depreciation and amortization ........................................     1,100      1,067      1,215
        Deferred income taxes ................................................      (143)     2,872       (426)
        Minority interests ...................................................      (603)    (2,133)        28
        Loss on disposal of property and equipment ...........................        15        292        101
Changes in operating assets and liabilities:
        Accounts receivable ..................................................     1,559      2,562      2,959
        Refundable taxes .....................................................       (92)      (499)      --
        Prepaid insurance and other current assets ...........................    (1,056)       813        507
        Other assets .........................................................       502         63        (43)
        Trade accounts payable ...............................................     2,132     (1,534)      (397)
        Accrued liabilities ..................................................    (1,204)    (1,148)     1,286
        Income taxes payable .................................................      --         (278)      (600)
        Accrued claims payable ...............................................    (1,240)       (72)       310
        Refundable deposits ..................................................      (682)      (395)       (78)
                                                                                 -------    -------    -------
        Net cash provided by (used in) operating activities ..................      (566)      (882)     4,859
Investing activities:
        Purchases of restricted investments ..................................    (2,624)      --         --
        Purchases of property and equipment ..................................       (99)      (106)      (811)
        Proceeds from sale of property and equipment .........................        15          2          7
        Non-compete agreements ...............................................       (45)      --         --
        Other ................................................................      --          (20)       (35)
                                                                                 -------    -------    -------
        Net cash used in investing activities ................................    (2,753)      (124)      (839)
Financing activities:
        Principal payments on long-term debt .................................      (106)      (677)      (664)
        Net proceeds from credit facility ....................................        80       --          149
        Proceeds from mortgage note ..........................................       500       --         --
        Expenses incurred in connection with issuance
           of common stock of The Morgan Group, Inc. .........................      (230)      --         --
        Minority interest transactions .......................................      --          (54)    (1,088)
        Investment by and advances from (to) Lynch
          Interactive Corporation ............................................     2,500        (18)       (60)
                                                                                 -------    -------    -------
        Net cash provided by (used in) financing activities ..................     2,744       (749)    (1,663)
                                                                                 -------    -------    -------
Net increase (decrease) in cash and cash equivalents .........................      (575)    (1,755)     2,357

Cash and cash equivalents at beginning of year ...............................     2,092      3,847      1,490
                                                                                 -------    -------    -------
Cash and cash equivalents at end of year .....................................   $ 1,517    $ 2,092    $ 3,847
                                                                                 =======    =======    =======
Cash payments for interest ...................................................   $   434    $   379    $   406
                                                                                 =======    =======    =======

See accompanying notes.

NOTES TO THE FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

Morgan Group Holding Co. ("Holding" or "the Company") was incorporated in November 2001 as a wholly-owned subsidiary of Lynch Interactive Corporation ("Interactive") to serve as a holding company for Interactive's controlling interest in The Morgan Group, Inc. ("Morgan"). On January 24, 2002, Interactive spun off 2,820,051 shares of our common stock through a pro rata distribution ("Spin-Off") to its stockholders. Interactive retained 235,294 shares of our common stock to be distributed in connection with potential conversion of a convertible note that has been issued by Interactive.

The accompanying financial statements represents the combination through December 18, 2001, on a retroactive basis, of all of Interactive's interest in Morgan and the consolidated financial statements of Morgan as if the transfer by Interactive to Holding occurred on January 1, 1999. On December 18, 2001, Interactive's controlling interest in Morgan was transferred to Holding and the financials represent the consolidated results of Holding after that date.

The financial statements have been prepared using the historical basis of assets and liabilities and historical results of Interactive's interest in Morgan, which were contributed to the Company on December 18, 2001. However, the historical financial information presented herein reflects periods during which the Company did not operate as an independent public company and accordingly, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations, financial condition or cash flows of the Company in the future or what they would have been had the Company been an independent public company during the reporting periods.

Description of Business

The Company's only significant asset (other than $500,000 in cash and cash equivalents) is its controlling interest in Morgan, which through its wholly owned subsidiaries, Morgan Drive Away, Inc. ("MDA") and TDI, Inc. ("TDI"), provides specialized transportation services to the manufactured housing, recreational vehicle, bus, van, commercial truck and trailer industries. At December 31, 2001, the Company owned all of the 2,200,000 outstanding shares of Morgan's Class B common stock and 161,100 shares of Morgan's Class A common stock, which in aggregate represented 68.5% of the combined equity and 80.7% of the combined voting power of the combined classes of Morgan's common stock.

Morgan's other significant wholly owned subsidiaries are Interstate Indemnity Company ("Interstate") and Morgan Finance, Inc. ("Finance"), which provide insurance and financial services to its drivers and owner-operators.

Principles of Combination/Consolidation

The  financial   statements  represent  combined  financial  statements  through
December 18, 2001 and include the accounts of Holding, Morgan and its subsidiaries. Subsequent to December 31, 2001, the financial statements represent the consolidated results of those entities. Significant intercompany accounts and transactions have been eliminated in combination/consolidation.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could materially differ from those estimates.

Operating Revenues and Expense Recognition

Operating revenues, including accessorial charges and related driver pay are recognized when movement of the product is completed. Other operating expenses are recognized when incurred.

Reclassifications

Gross operating revenues and operating expenses for 2000 and prior years were reclassified to conform to the current year presentation. This consisted of reclassifying escort and insurance billings to operating revenue that were previously recorded as offsets against escort and insurance expense in the operating costs section. The reclassification increased operating revenues and operating expenses proportionately. There was no impact on operating results from this reclassification.

Certain   other   reclassifications   were  made  to  conform  to  current  year
presentation.

Cash Equivalents

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents.

Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of customer receivables. As discussed in Note 7, two customers represented 21% of total customer receivables at December 31, 2001. The remaining credit risk is generally diversified due to the large number of entities comprising the Company's remaining customer base and their dispersion across many different industries and geographic regions. As noted in the balance sheets, the Company maintains an allowance for doubtful accounts to cover estimated credit losses.

Property and Equipment

Property and equipment is stated at cost. Major additions and improvements are capitalized, while maintenance and repairs that do not improve or extend the lives of the respective assets are charged to expense as incurred. Depreciation is computed using the straight-line method over the following estimated useful lives:

             Buildings                                   25 years
             Transportation Equipment                  3 to 5 years
             Office and Service Equipment              3 to 8 years

Goodwill and Other Intangibles

Intangible assets are comprised primarily of goodwill, which is stated at the excess of purchase price over net asset acquired, net of accumulated amortization of $4,863,000 and $4,181,000 at December 31, 2001 and 2000,
respectively. Intangible assets are being amortized by the straight-line method over their estimated useful lives, which range from three to forty years.

Impairment of Assets

Morgan periodically assesses the net realizable value of its long-lived assets, including intangibles, and evaluates such assets for impairment whenever events or changes in circumstances indicate the carrying amount of an asset may not be recoverable. For assets to be held and used, impairment is determined to exist if estimated undiscounted future cash flows are less than the carrying amount. For assets to be disposed of, impairment is determined to exist if the estimated net realizable value is less than the carrying amount.

Insurance and Claim Reserves

Claims and insurance accruals reflect the estimated ultimate cost of claims, including amounts for claims incurred but not reported, for cargo loss and damage, bodily injury and property damage, workers' compensation, long-term disability and group health not covered by insurance. These costs are charged to operating costs.

Stock-Based Compensation

Stock-based compensation expense for Morgan's employee stock option plan is recognized under the provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related interpretations. Consistent with APB 25, the exercise price of Morgan's employee stock options equals the market price of the underlying stock on the date of grant; therefore, no compensation expense is recognized.

Net Income (Loss) Per Common Share

Net income (loss) per common share ("EPS") is computed using the number of common shares issued in connection with the Spin-Off as if such shares had been outstanding for all periods presented.

Fair Values of Financial Instruments

At December 31, 2001 and 2000, the carrying value of financial instruments such as cash and cash equivalents, accounts receivable, trade payables and long-term debt approximates their fair values. Fair value is determined based on expected future cash flows, discounted at market interest rates, and other appropriate valuation methodologies.

Comprehensive Income

There were no items of comprehensive income for the years presented, as defined under Statements of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Accordingly, comprehensive income (loss) is equal to net income (loss).

Impairment of Goodwill and other Intangible Long-Lived Assets

In July 2001, the Financial Accounting Standards Board (FASB) issued Statements of Financial Accounting Standards, No. 141, Business Combinations (SFAS No.
141), and No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). These Statements change the accounting for business combinations, goodwill, and intangible assets. SFAS No. 142 requires a discounted cash flow approach to estimate potential impairment of intangible assets.

Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed for impairment annually or more frequently if impairment indicators arise. Separable intangible assets that are deemed to have definite lives will continue to be amortized over their useful lives. The amortization provisions of SFAS No. 142 apply to both goodwill and intangible assets acquired after June 30, 2001.

The Company adopted SFAS No. 141 and 142 in the third quarter of 2001 except with respect to the provisions of SFAS No. 142 relating to goodwill and intangibles acquired prior to July 1, 2001. Those provisions of SFAS No. 142 will be adopted January 1, 2002.

In 2001, significant negative indicators existed for the Company, including, but not limited to, significant revenue declines as well as operating and cash flow losses and the loss of a significant customer on October 1, 2001. As a result, management deemed it appropriate to obtain an independent valuation of the Company's intangible assets to determine if impairment existed in 2001. This valuation was performed under the current accounting pronouncement on impairment, SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of that utilizes an undiscounted cash flow approach to estimate any potential impairment.

The independent valuation based upon the Company's estimated future cash flow concluded that there was no impairment of the Company's intangible assets under SFAS No. 121. However, there was a projected impairment under SFAS No. 142 of approximately $325,000 to $600,000, which was disclosed, in the Company's third quarter Form 10-Q. The Company is currently in the process of updating the valuation analysis under SFAS No. 142 in anticipation of adoption on January 1, 2002. Any impairment charge resulted from this analysis will be recognized in the first quarter of 2002.

Recent Accounting Pronouncements

On October 3, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. This statement addresses the financial accounting and reporting for the impairment and disposal of long-lived assets. It supercedes and addresses significant issues relating to the implementation of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for
Long-Lived Assets to be Disposed Of. SFAS No. 144 retains many of the fundamental provisions of SFAS No. 121 and establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired. The Company will adopt this standard on January 1, 2002 and is currently evaluating the impact of SFAS No. 144 on the Company's results of operations and financial position.

2.  LIQUIDITY

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Morgan incurred operating losses and negative operating cash flows during the past two years, and was in payment default on its real estate mortgage at February 1, 2002. Note: this facility was refinanced on February 7, 2002. In addition, Morgan's lender waived the financial covenant defaults on the Credit Facility (see Note 5) for only the fiscal period ended December 31, 2001. Without an additional waiver or amendment to the Credit Facility, Morgan will likely be in default of its financial covenants for the period ended March 31, 2002. These conditions raise substantial doubt about Morgan and, as its ownership of Morgan is substantially the Company's only asset, the Company's ability to continue as a going concern. Morgan is actively seeking amendments to the existing Credit Facility as well as seeking additional capital resources. Currently, negotiations are being held with several financial institutions regarding a replacement mortgage.

The Company and Morgan's ability to continue as a going concern is dependent upon Morgan's ability to successfully maintain its financing arrangements and to comply with the terms thereof. However, although no assurances can be given, management of Morgan remains confident that it will be able to continue as a going concern.

3. PROPERTY AND EQUIPMENT

The components of property and equipment are as follows (in thousands):

                                                        December 31,
                                                      2001      2000
                                                      ----      ----
Land ............................................   $   873    $   873
Buildings .......................................     2,250      2,186
Transportation equipment ........................       124        146
Office and computer equipment ...................     2,221      2,288
                                                    -------    -------
                                                      5,468      5,493
Less accumulated depreciation ...................    (2,129)    (1,805)
                                                    -------    -------
Property and equipment, net .....................   $ 3,339    $ 3,688
                                                    =======    =======


Depreciation  expense was  $373,000,  $433,000 and  $511,000 for 2001,  2000 and
1999, respectively.

4.  GOODWILL AND OTHER INTANGIBLES

The components of goodwill and other intangibles, net are as follows (in thousands):

December 31, 2001
                          Useful                 Accumulated    Net Book
                            Life        Cost     Amortization    Value
                         ---------   ---------   ------------   --------
Goodwill .............   40 Years     $ 1,660      $  560       $1,100
Goodwill .............   20 Years       6,900       2,071        4,829
Goodwill .............   3-5 Years        345         318           27
Non-Compete agreements   3-20 Years     2,214       1,914          300
                                      -------      ------       ------
                                      $11,119      $4,863       $6,256
                                      =======      ======       ======


December 31, 2000
                              Useful                  Accumulated   Net Book
                               Life          Cost     Amortization   Value
                             ---------    ---------    ---------    --------
     Goodwill .............   40 Years     $ 1,660      $  518      $1,142
     Goodwill .............   20 Years       7,131       1,567       5,564
     Goodwill .............   3-5 Years        335         273          62
     Non-Compete agreements   3-20 Years     2,179       1,823         356
                                           -------      ------      ------
                                           $11,305      $4,181      $7,124
                                           =======      ======      ======

5.  INDEBTEDNESS

  Credit Facility

On July 27, 2001, Morgan obtained a new $12.5 million Credit Facility. The Credit Facility is used for working capital purposes and to post letters of credit for insurance contracts. As of December 31, 2001, Morgan had outstanding borrowings of $80,000 for working capital purposes and $7.0 million outstanding letters of credit. Borrowings bear interest at a rate per annum equal to either the Bank of New York Alternate Base Rate ("ABR") plus one-half percent or, at the option of Morgan, absent an event of default, the one month London Interbank Offered Rate ("LIBOR") as published in The Wall Street Journal, averaged monthly, plus three percent. Borrowings and posted letters of credit on the Credit Facility are limited to a borrowing base calculation that includes 85% of eligible receivables and 95% of eligible investments. The Credit Facility is subject to certain financial covenants including minimum tangible net worth, maximum funded debt to EBITDA, minimum fixed interest coverage and maximum capital expenditures as well as restriction on the payment of dividends. Morgan was in violation of certain of these covenants at December 31, 2001. See waiver discussion in Note 2. The facility is secured by accounts receivable, investments, inventory, equipment and general intangibles. The facility may be prepaid anytime with prepayment being subject to a 3%, .75% and .25% prepayment penalty during year 1, 2 and 3, respectively.

The prior credit facility matured on January 28, 2001, at which time Morgan had no outstanding debt and $6.6 million outstanding letters of credit. Morgan was in default of its financial covenants at maturity and the bank decided not to renew the prior credit facility.

Real Estate Loan

On July 31, 2001, Morgan closed on a real estate mortgage for $500,000 that is secured by Morgan's land and buildings in Elkhart, Indiana. The loan proceeds are invested in U.S. Treasury backed instruments and are pledged as collateral for $600,000 in letters of credit issued by the Bank. The mortgage bears interest at prime rate plus 0.75%, and is for a six-month term with outstanding principal, which matured on February 1, 2002. Morgan has a payment default on this scheduled principal payment and is currently seeking a replacement lender. The loan is subject to the same covenants as the Credit Facility.

Long Term Debt

Long-term debt, all of which was issued by Morgan, consisted of the following (in thousands):

                                                                                    December 31,
                                                                                  2001       2000
                                                                                 ----       ----
Promissory notes with imputed  interest rates from 6.31% to 10.0%, principal and interest payments due from monthly to annually,
 through March 31, 2004 ......................................................   $178       $242

Term notes with  imputed  interest  rates of 8.25% to 11.04%
  with  principal  and interest payments due monthly through
  April 26, 2002 .............................................................      4         46
                                                                                 ----       ----
                                                                                  182        288
Less current portion .........................................................    169        217
                                                                                 ----       ----
Long-term debt, net of current portion .......................................   $ 13       $ 71
                                                                                 ====       ====

Insurance Premium Financing

In 2001, Morgan utilized a third party to finance its insurance premiums. In conjunction with this financing arrangement, the Company borrowed $2,210,000 and prepaid its annual premiums to its insurance underwriter. The terms of the financing allow for the financier to have a first security interest in unearned premiums. The financing was for a nine-month period at an interest rate of 5.84% with the final payment due on April 2, 2002. At December 31, 2001, the net transaction is recorded as prepaid insurance in the current assets section of the balance sheet as follows (in thousands):

       Unamortized prepaid premiums                  $1,784
       Amount due under financing arrangement          (894)
                                                   --------
        Net prepaid insurance                       $   890
                                                   ========

6.   LEASES

The Company leases certain land, buildings, computer equipment, computer software, and transportation equipment under non-cancelable operating leases that expire in various years through 2005. Several land and building leases contain monthly renewal options.

Future minimum annual operating lease payments as of December 31, 2001, are as follows (in thousands):

                        2002   $228
                        2003    139
                        2004     11
                        2005      1
                               ----
Total minimum lease payments   $379
                               ====

Aggregate expense under operating leases approximated $888,000, $1,672,000, and $2,115,000 for 2001, 2000 and 1999.

7.  CREDIT RISK

A majority of the Company's accounts receivable are due from companies in the manufactured housing, recreational vehicle, bus, van and commercial truck and trailer industries located throughout the United States. Fleetwood Enterprises, Inc., accounted for approximately $10.9 million, $16.9 million and $23.9 million of revenues in 2001, 2000 and 1999, respectively. The Company's gross accounts receivables from Fleetwood Enterprises, Inc. were 19% and 10% of total receivables at December 31, 2001 and 2000, respectively.

Effective October 1, 2001, the Company was no longer the primary carrier for its largest customer, Oakwood Homes Corporation. Services provided to Oakwood Homes Corporation accounted for approximately $10.9 million, $22.5 million and $28.8 million of revenues in 2001, 2000 and 1999, respectively. The Company's gross accounts receivables from Oakwood Homes Corporation were 2% and 23% of total receivables at December 31, 2001 and 2000, respectively.

As of December 31, 2001, 46% of the open trade accounts receivable was with five customers of which over 91% was within 60 days of invoice. In total, 91% of the open trade receivables are also within 60 days of invoice.

8.   INCOME TAXES

Deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

The income tax (expense) benefit provisions are summarized as follows (in thousands):

                                          For the Year Ended December 31,
                                            2001       2000      1999
                                            ----       ----      ----
Current:
   State ...............................   $    95    $  --      $ (98)
   Federal .............................       672        595     (515)
                                           -------    -------   ------
                                               767        595     (613)
                                           -------    -------   -------
Deferred:
   State ...............................        72       (448)      68
   Federal .............................        71     (2,424)     358
                                           -------    -------   -------
                                               143     (2,872)     426
                                           -------    -------   -------
                                             $ 910    $(2,277)  $ (187)
                                           =======    =======   =======

Deferred tax assets (liabilities) of Morgan are comprised of the following (in thousands):

                                                                        December 31,
                                                                      2001          2000
                                                                      ----          ----
Deferred tax assets:
   Accrued insurance claims .......................................   $ 2,510    $ 3,323
   Net operating losses ...........................................     1,596       --
   Accrued expenses ...............................................       148        367
   Depreciation ...................................................       285        199
   Other ..........................................................       342         84
                                                                      -------    -------
                                                                        4,881      3,973
Deferred tax liabilities:
   Prepaid expenses ...............................................      (886)      (184)
                                                                      -------    -------
Net deferred tax assets ...........................................     3,995      3,789
Valuation allowance for net deferred tax assets ...................    (3,995)    (3,188)
                                                                      -------    -------
Deferred tax assets of Morgan .....................................   $  --      $   601
                                                                      =======    =======

In addition, at December 31, 2000, Holding had a basis difference in the stock of Morgan which resulted in a deferred tax liability of $744,000. Such liability was reduced to zero during 2001 as a result of the recording of additional losses of Morgan.

A reconciliation of the income tax provisions and the amounts computed by applying the statutory federal income tax rate to income (loss) before income tax (expense) benefit follows (in thousands):

                                                                For  the  Year   Ended
                                                                      December 31,
                                                               2001       2000     1999
                                                               ----       ----     ----
Income tax (expense) benefit at
   federal statutory rate .................................   $ 805    $   772    $ (72)
State income tax benefit (expense), net of
   federal tax benefit ....................................      82         44      (20)
Change in valuation allowance .............................    (601)    (3,188)    --
Other .....................................................     744        174        6
Permanent differences .....................................    (120)       (79)    (101)
                                                              -----    -------    -----
Income tax (expense) benefit ..............................   $ 910    $(2,277)   $(187)
                                                              =====    =======    =====

Net cash payments (refunds) for income taxes were ($677,000), $181,000 and $1,205,000 in 2001, 2000 and 1999, respectively.

In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the temporary differences become deductible. A valuation allowance of $3,188,000 was recorded in 2000 to reduce the deferred tax asset as Morgan had experienced a loss. As financial results have not improved in 2001, the valuation allowance was increased to the full amount of Morgan's net deferred tax assets at December 31, 2001. Management considered, in reaching the conclusion on the required valuation allowance, given the cumulative losses that it would be inconsistent with applicable accounting rules to rely on future taxable income to support realization of any of the net deferred tax assets.

At December 31, 2001, Morgan had unused federal net operating loss carryforwards of approximately $3,989,000 that expire in 2021.

9.   MORGAN SHAREHOLDERS' EQUITY

Morgan has two classes of common stock outstanding, Class A and Class B. Under the bylaws of the Company: (i) each share of Class A is entitled to one vote and each share of Class B is entitled to two votes; (ii) Class A shareholders are entitled to a dividend ranging from one to two times the dividend declared on Class B stock; (iii) any stock distributions will maintain the same relative percentages outstanding of Class A and Class B; (iv) any liquidation of the Morgan will be ratably made to Class A and Class B shareholders after satisfaction of the Morgan 's other obligations; and (v) Class B stock is convertible into Class A stock at the discretion of the holder; Class A stock is not convertible into Class B stock.

Morgan's Board of Directors has approved the purchase of up to 250,000 shares of Class A Common Stock for its Treasury at various dates and market prices. During the year ended December 31, 2001, Morgan did not repurchase any shares under this plan. As of December 31, 2001, 186,618 shares had been repurchased at prices between $6.875 and $11.375 per share for a total of $1,561,000 under this plan.

In March 1999, Morgan repurchased 102,528 shares of Class A stock in a Dutch Auction for $985,000, which includes $62,000 of fees and expenses associated with the transaction.

Capital Infusions

On July 12, 2001, the Company received a $2 million capital infusion from its majority stockholder Lynch Interactive Corporation. The Company used the cash to acquire one million new Class B shares of common stock of Morgan, thereby increasing the Company's ownership position in Morgan from 55.6% to 68.5%. Proceeds from the transaction are invested by Morgan in U.S. Treasury backed instruments and are restricted as they are pledged as collateral for its Credit Facility.

On December 20, 2001, the Company received $500,000 from Interactive, which is expected to be used to cover the operating expenses of Holding for a period of time.

Issuance of Non-transferable Warrants

On December 12, 2001, Morgan issued non-transferable warrants to purchase shares of common stock to the holders of its Class A and Class B common stock. Each warrant entitles the holder to purchase one share of their same class of common stock at an exercise price of $9.00 per share through the expiration date of December 12, 2006. The Class A warrants provide that the exercise price will be reduced to $6.00 per share during a Reduction Period of at least 30 days during the five-year exercise period. See Note 16.

10.  STOCK OPTION PLAN AND BENEFIT PLAN

Morgan has an incentive stock option plan, which provides for the granting of incentive or non-qualified stock options to purchase up to 200,000 shares to directors, officers, and other key employees. No options may be granted under this plan for less than the fair market value of the common stock at the date of the grant. The exercise period is determined when options are actually granted. An option shall not be exercised later than ten years and one day after it is granted. Stock options granted will terminate if the grantee's employment terminates prior to exercise for reasons other than retirement, death, or disability. Stock options vest over a four-year period pursuant to the terms of the plan, except for stock options granted to a non-employee director, which are immediately vested. Employees and non-employee directors have been granted non-qualified stock options to purchase 76,375 and 24,000 shares, respectively, of Class A common stock, net of cancellations and shares exercised. There are 91,250 options reserved for future issuance.

Morgan has entered into separate non-qualified stock option agreements with certain members of its management. Options to purchase 220,000 shares of Class A Common Stock have been authorized and granted under the agreements. These options are not granted pursuant to the Incentive Stock Option Plan described above, but they are subject to the same general terms and conditions of the Incentive Stock Option Plan.

A summary of the Morgan's stock option activity and related information follows:

                                                            2001                 2000                    1999
                                                            ----                 ----                    ----
                                                               Weighted             Weighted                Weighted
                                                               Average              Average                 Average
                                                   Options     Exercise   Options   Exercise  Options       Exercise
                                                    (000)       Price      (000)     Price     (000)         Price
                                                    -----       -----      -----     -----     -----         -----
Outstanding at beginning of year ..................    248    $   8.04      181    $   8.23      170      $   8.28
Granted ...........................................    120        4.61      120        7.63       11          7.52
Canceled ..........................................    (49)       8.14      (53)       7.79       --            --
                                                      ----       -----     ----       -----     ----         -----
Outstanding at end of year ........................    319    $   4.40      248    $   8.04      181      $   8.23
                                                      ====       =====     ====       =====    =====           -
Exercisable at end of year ........................    280    $   5.98      164    $   7.73      149      $   8.31
                                                      ====       =====     ====       =====    ======        =====

Exercise prices for options outstanding as of December 31, 2001, ranged from $3.20 to $10.19. The weighted-average remaining contractual life of those options is 8.4 years. The weighted-average fair value of options granted during each year was immaterial.

The following pro forma  information  regarding net income (loss) and net income
(loss) per share is required when APB 25 accounting is elected, and was determined as if the Company had accounted for Morgan's employee stock options under the fair value method of SFAS No. 123, Accounting for Stock-Based Compensation. The fair values for these options were estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions: dividend yield of 0.1%; expected life of 10 years; expected volatilities of 0.338, 0.596, and 0.316 in 2001, 2000, and 1999, respectively, and risk-free interest rates of 6.0%, 6.5%, and 5.0% in 2001, 2000, and 1999, respectively. For purposes of pro forma disclosures, the estimated fair values of the options are amortized to expense over the option's vesting periods (in thousands except for per share information):

                                         2001          2000        1999
                                         ----          ----        ----
Net income (loss):
  As reported ....................   $    (854)    $  (2,492)   $     (3 )
  Pro forma ......................        (901)      (2,617)         (22)

Diluted earnings (loss) per share:
  As reported ....................   $   (0.28)   $   (0.82)   $   (0.00)
  Pro forma ......................       (0.29)       (0.86)       (0.01)

The pro forma amounts for compensation cost above may not be indicative of the effects on pro forma net income (loss) and pro forma net income (loss) per share for future years.

Morgan has a 401(k) Savings Plan covering substantially all employees, which matches 25% of the employee contributions up to a designated amount. Morgan's contributions to the Plan for 2001, 2000 and 1999 were $12,000, $18,000 and $23,000, respectively.

11.  TRANSACTIONS WITH LYNCH INTERACTIVE CORPORATION

For each of the three years in the period ended December 31, 2001, Interactive allocated $100,000 of expenses for executive, financial and accounting, planning, budgeting, tax, legal, and insurance services to the Company. Additionally, Interactive charges the Company for officers' and directors' liability insurance, which totaled $20,000 in 2001 and 2000 and $16,000 in 1999. It is anticipated that when the Company becomes an independent public company, which occurred on January 24, 2002, administrative expenses will increase by approximately $.1-.2 million (unaudited) per year as a result of additional financial reporting requirements, stock transfer fees, directors' fees, insurance, compensation and other costs.

12.  SEGMENT REPORTING

Description of Services by Segment

Morgan operates in four business segments: Manufactured Housing, Driver Outsourcing, Specialized Outsourcing Services, and Insurance and Finance. The
Manufactured Housing segment primarily provides specialized transportation to companies, which produce new manufactured homes and modular homes through a network of terminals located in 23 states. The Driver Outsourcing segment provides outsourcing transportation primarily to manufacturers of recreational vehicles, buses, vans, commercial trucks, and other specialized vehicles through a network of service centers in 5 states. The

Specialized Outsourcing Services segment consists of a large trailer, travel and small trailer delivery. The last segment, Insurance and Finance, provides insurance and financing to the Company's drivers and independent owner-operators. This segment also acts as a cost center whereby all property damage, bodily injury, and cargo claims are captured. The Company's segments are strategic business units that offer different services and are managed separately based on the differences in these services.

Measurement of Segment Profit and Segment Assets

The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as earnings before interest, taxes, depreciation and amortization (EBITDA). The accounting policies of the segments are the same as those described in the summary of significant accounting policies (See Note 1). There are no significant inter-segment revenues. The following table presents the financial information for the Company's reportable segments for the years ended December 31, (in thousands):

                                                           2001          2000          1999
                                                           ----          ----          ----
Operating revenues
     Manufactured Housing ............................   $  60,169    $  89,238    $ 123,862
     Driver Outsourcing ..............................      17,581       20,939       23,351
     Specialized Outsourcing Services ................      20,999       15,260       21,172
     Insurance and Finance ...........................       2,419        2,933        3,958
     All Other .......................................        --             (3)         148
                                                         ---------    ---------    ---------
Total operating revenues .............................   $ 101,168    $ 128,367    $ 172,491
                                                         =========    =========    =========

Segment profit (loss) - EBITDA
     Manufactured Housing ............................   $   2,964    $   5,784    $  10,265
     Driver Outsourcing ..............................       1,316        1,324          416
     Specialized Outsourcing Services ................         925         (140)         469
     Insurance and Finance ...........................      (5,296)      (6,765)      (9,058)
     All Other (1) ...................................        (903)      (1,174)        (327)
                                                         ---------    ---------    ---------
                                                              (994)        (971)       1,765
Depreciation and amortization ........................      (1,100)      (1,067)      (1,215)
Interest expense .....................................        (273)        (310)        (338)
                                                         ---------    ---------    ---------
Income (loss) before income taxes ....................   $  (2,367)   $ ( 2,348)   $     212
                                                         =========    =========    =========
Identifiable assets
     Manufactured Housing ............................   $  10,643    $  11,652    $  17,345
     Driver Outsourcing ..............................       4,662        4,561        5,438
     Specialized Outsourcing Services ................       2,084        2,078        2,724
     Insurance and Finance ...........................         960        1,433        1,801
     All Other (1) ...................................       4,635        3,942        5,345
                                                         ---------    ---------    ---------
    Total ...........................................    $  22,984    $  23,666    $  32,653
                                                         =========    =========    =========

(1) All other segment loss primarily represents general and administrative expenses not allocated to operating segments. All other identifiable assets primarily include corporate assets comprised of cash, fixed assets and goodwill.

13.      OPERATING COSTS AND ACCRUALS

Components of operating costs are as follows (in thousands):

                                                                              2001       2000       1999
                                                                              ----       ----       ----
Purchased transportation costs ..........................................   $ 74,461   $ 95,754   $127,908
Operating supplies and expenses .........................................      8,862     10,826     13,559
Claims ..................................................................      2,496      5,658      8,633
Insurance ...............................................................      4,552      2,733      3,178
Operating taxes and licenses ............................................      3,562      4,924      7,358
                                                                            --------   --------   --------
                                                                            $ 93,933   $119,895   $160,636
                                                                            ========   ========   ========

Significant Accruals

Material components of accrued liabilities are as follows (in thousands):
                                                                              December 31
                                                                             2001     2000
                                                                             ----     ----
Government fees .........................................................   $  283   $  759
Workers' compensation ...................................................      405      839
Customer incentives .....................................................      150      588
Other accrued liabilities ...............................................    1,662    1,518
                                                                            ------   ------
                                                                            $2,500   $3,704
                                                                            ======   ======

Government fees represent amounts due for fuel taxes, permits and use taxes related to linehaul transportation costs.

Workers' compensation represents estimated amounts due claimants related to unsettled claims for injuries incurred by Company employee-drivers. These claim amounts due are established by the Company's insurance carrier and reviewed by management on a monthly basis.

Customer incentives represent volume discounts earned by certain customers. The customer incentives earned are computed and recorded monthly based upon linehaul revenue for each respective customer. The incentives are generally paid quarterly and are recorded as a contra-revenue account in the Consolidated Statements of Operations.

Other accrued liabilities consists of various accruals for professional services, group health insurance, payroll and payroll taxes, real estate taxes and other items, which individually are less than 5% of total current liabilities.

14.  COMMITMENTS AND CONTINGENCIES

The Company is involved in various legal proceedings and claims that have arisen in the normal course of business for which the Company maintains liability insurance covering amounts in excess of its self-insured retention. Management believes that adequate reserves have been established on its self- insured claims and that their ultimate resolution will not have a material adverse effect on the consolidated financial position, liquidity, or operating results of the Company.

15.  QUARTERLY RESULTS OF OPERATIONS (Unaudited)

The following is a summary of unaudited quarterly results of operations for the years ended December 31, 2001 and 2000 (in thousands, except per share data):

                                                           Three Months Ended
                                                 Mar 31     June 30     Sep 30      Dec 31
                                                 ------     -------     ------      ------
2001
Operating revenues ..........................   $ 23,701    $29,309   $ 28,701    $ 19,457
Operating income (loss) .....................       (475)       398       (169)     (1,848)
Net income (loss) ...........................       (301)       348       (190)       (711)
Net income (loss) per basic and diluted share   $  (0.10)   $  0.11   $  (0.06)   $  (0.23)

2000
Operating revenues ..........................   $ 32,831    $35,736   $ 33,590    $ 26,210
Operating income (loss) .....................       (898)       113        178      (1,431)
Net income (loss) ...........................       (292)         8         38      (2,246)
Net income (loss) per basic and diluted share   $  (0.10)   $  0.00   $   0.01    $  (0.74)

Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. The Company's operating revenues, therefore, tend to be stronger in the second and third quarters.

In the fourth quarter of 2000, the Company recorded non-cash charges of $3.2 million relatiing to the valuation of deferred tax assets.

16.  SUBSEQUENT EVENTS

Expansion of Credit Facility

On February 7, 2002, Morgan obtained an increase in its availability under the Credit Facility of $1,000,000. Morgan provided the lender a second mortgage on Morgan's real estate in Elkhart, Indiana. The $1,000,000 increase in availability will be eliminated on May 31, 2002.

Reduction of Warrant Exercise Price

On February 19, 2002, the Board of Directors of Morgan agreed to reduce the exercise price of its Class A warrants outstanding to $2.25 per share, from the stated $9.00 per share, during a specified period of time as permitted under the warrant certificates. This period began on February 26, 2002 and is to extend for 63 days, expiring on April 30, 2002. All other terms regarding the warrants, including the expiration date of the warrants, will remain the same.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on behalf of the undersigned, thereto duly authorized.

                                              MORGAN GROUP HOLDING CO.

Date:    April 18, 2002                       By:  /s/ Robert E. Dolan
                                                       ----------------------
                                                       Robert E. Dolan
                                                       Chief Financial Officer
                                                       (Principal Financial and
                                                       Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 18th day of April, 2002.

SIGNATURE                             CAPACITY                       DATE
---------                             --------                       ----

/s/ Mario J. Gabelli         Chairman of the Board of            April 18, 2002
    --------------------     Directors and Chief Executive
    Mario J. Gabelli         Officer (Principal Executive
                             Officer)


/s/ Robert E. Dolan          Director                            April 18, 2002
    -------------------
    Robert E. Dolan

/s/ John Fikre               Director                            April 18, 2002
    ---------------
    John Fikre

                                   SCHEDULE II


                            Morgan Group Holding Co.
                        Valuation and Qualifying Accounts

                         Allowance for Doubtful Accounts

                                         Additions     Amounts
                                         Charged to  Written Off
                              Beginning   Costs and    Net of    Ending
    Description                Balance    Expenses   Recoveries  Balance
    ----------                ---------  ----------  ----------  -------

Year ended December 31, 2001   $248,000   $447,000   $256,000   $439,000
Year ended December 31, 2000   $313,000   $249,000   $314,000   $248,000
Year ended December 31, 1999   $208,000   $415,000   $310,000   $313,000


                              Morgan Finance, Inc.
                         Allowance for Loans Receivable

Year ended December 31, 2001   $165,000   $200,000   $271,000   $ 94,000
Year ended December 31, 2000   $ 50,000   $211,000   $ 96,000   $165,000
Year ended December 31, 1999   $ 40,000   $ 60,000   $ 50,000   $ 50,000


              Allowance for Receivable from Independent Contractors

Year ended December 31, 2001   $77,000   $139,000   $145,000   $71,000
Year ended December 31, 2000   $81,000   $246,000   $250,000   $77,000
Year ended December 31, 1999   $82,000   $300,000   $301,000   $81,000