Form 10-Q
period 2002-03-31
MORGAN GROUP HOLDING CO
filed 2002-05-15
CIK 1162283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                    ---------



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended March 31, 2002



                            MORGAN GROUP HOLDING CO.
                            401 Theodore Fremd Avenue
                               Rye, New York 10580
                                 (914) 921-7601

     Delaware                     333-73996                     13-4196940
     --------                     ---------                     ----------
    (State of               (Commission File Number)           (IRS Employer
  Incorporation)                                          Identification Number)


The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


The number of shares outstanding of the Company's common stock at April 30, 2002 was 3,055,345

                            Morgan Group Holding Co.

                                      INDEX
                                                                           PAGE
                                                                          NUMBER

PART I          FINANCIAL INFORMATION

Item 1.         Financial Statements (Unaudited)
                --------------------------------

                      Condensed Consolidated Balance Sheets as of
                      March 31, 2002 and December 31, 2001                    3

                      Condensed Consolidated Statements of
                      Operations for the Three-Month Periods
                      Ended March 31, 2002 and 2001                           4

                      Condensed Consolidated Statements of
                      Cash Flows for the Three-Month Periods
                      Ended March 31, 2002 and 2001                           5

                      Notes to Condensed Consolidated Financial
                      Statements as of March 31, 2002                     6 -11

Item 2.         Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       12-14



PART II         OTHER INFORMATION

Item 6.         Exhibits and reports on Form 8-K

                      None

SIGNATURES                                                                   15




                          PART I FINANCIAL INFORMATION
                         Item 1. - Financial Statements
                            Morgan Group Holding Co.
                      Condensed Consolidated Balance Sheets
           (Dollars in thousands, except share and per share amounts)

                                                           March 31,      December 31,
                                                            2002             2001
                                                         -----------   ---------------
ASSETS .................................................   (Unaudited) (Note 1)
Current assets:
   Cash and cash equivalents ...........................   $    905    $  1,517
   Investments - restricted ............................      2,633       2,624
   Accounts receivable, net of allowances
        of $266 in 2002 and $439 in 2001 ...............      6,381       6,322
   Refundable taxes ....................................      1,716         591
   Prepaid insurance ...................................      1,299         890
   Other current assets ................................      1,378       1,313
                                                           --------    --------
Total current assets ...................................     14,312      13,257

Property and equipment, net ............................      3,123       3,339
Goodwill, net ..........................................      3,666       5,956
Non-compete agreements, net ............................        312         300
Other assets ...........................................        150         132
                                                           --------    --------
Total assets ...........................................   $ 21,563    $ 22,984
                                                           ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current debt ........................................   $  1,149    $    580
   Trade accounts payable ..............................      5,833       4,505
   Accrued liabilities .................................      2,123       2,500
   Accrued claims payable ..............................      3,171       3,028
   Refundable deposits .................................        684         675
   Current portion of long-term debt ...................        166         169
                                                           --------    --------
Total current liabilities ..............................     13,126      11,457
Long-term debt, less current portion ...................         13          13
Long-term accrued claims payable .......................      3,695       4,078
Minority interests .....................................      1,359       2,201
Shareholders' equity:
   Preferred stock, $0.01 value,
       1,000,000 shares authorized,
       none outstanding ................................       --          --
   Common stock, $.01 par value
      10,000,000 shares authorized,
      3,055,345 outstanding ............................         30          30
   Additional paid-in capital ..........................      5,612       5,614
   Accumulated deficit .................................     (2,272)       (409)
                                                           --------    --------
Total shareholders' equity .............................      3,370       5,235
                                                           --------    --------
Total liabilities and shareholders' equity .............   $ 21,563    $ 22,984
                                                           ========    ========
See notes to condensed consolidated financial statements



                            Morgan Group Holding Co.
                 Condensed Consolidated Statements of Operations
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)


                                                                       Three Months Ended
                                                                            March 31,
                                                                       2002           2001
                                                                    ------------  ------------

Operating revenues .................................................   $ 16,308    $ 23,701

Costs and expenses:
   Operating costs .................................................     15,504      21,892
   Selling, general and administration .............................      2,183       2,057
   Depreciation and amortization ...................................         86         227
                                                                       --------    --------
                                                                         17,773      24,176

Operating loss .....................................................     (1,465)       (475)
Interest expense, net ..............................................         74          66
                                                                       --------    --------
Loss before income taxes, minority interests, and cumulative
   effect of change in accounting principle.........................     (1,539)       (541)

Income tax benefit .................................................      1,125        --
Minority interests .................................................        119         240
                                                                       --------    --------
Loss before cumulative effect of
   change in accounting principle ..................................       (295)       (301)

Cumulative effect of change in accounting principle, net of minority
interests of $722 (See Note 2) .....................................     (1,568)       --
                                                                       --------    --------
Net loss ...........................................................   $ (1,863)   $   (301)
                                                                       ========    ========


Basic and diluted loss per share:
    Loss before cumulative effect of change in accounting principle    $  (0.10)   $  (0.10)
    Cumulative effect of change in accounting principle ............      (0.51)       --
                                                                       --------    --------
    Net loss per common share ......................................   $  (0.61)   $  (0.10)
                                                                       ========    ========

Weighted average shares outstanding ................................      3,055       3,055
                                                                       ========    ========

See notes to condensed consolidated financial statements





                            Morgan Group Holding Co.
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                              Three Months Ended
                                                                 March 31,
                                                             2002         2001
                                                          ----------  ----------
Operating activities:
   Net loss ............................................   $(1,863)   $  (301)
   Adjustments to reconcile net loss to net cash used in
       operating activities:
   Cumulative effect of change in accounting principle .     1,568       --
   Minority interests ..................................      (119)      (240)
   Depreciation and amortization .......................        86        227
   Loss on disposal of property and equipment ..........        45          3
   Changes in operating assets and liabilities:
   Accounts receivable .................................       (59)       (72)
   Refundable taxes ....................................    (1,125)        (4)
   Prepaid expenses and other current assets ...........      (474)       (52)
   Other assets ........................................       (18)       252
   Trade accounts payable ..............................     1,328      1,167
   Accrued liabilities .................................      (377)      (781)
   Accrued claims payable ..............................      (240)      (526)
   Refundable deposits .................................         9       (265)
                                                           -------    -------
   Net cash used in operating activities ...............    (1,239)      (592)

Investing activities:
   Income from restricted investments ..................        (9)      --
   Purchases of property and equipment .................       (11)       (77)
   Proceeds from sale of property and equipment ........       109       --
   Non-compete agreements ..............................       (25)       (45)
                                                           -------    -------
   Net cash provided by (used in) investing activities .        64       (122)

Financing activities:
   Net proceeds from credit facility ...................       569       --
   Principal payments on long-term debt ................        (3)        (7)
   Minority interests ..................................        (3)      --
                                                           -------    -------
Net cash provided by (used in) financing activities ....       563         (7)
                                                           -------    -------

Net decrease in cash and equivalents ...................      (612)      (721)

Cash and cash equivalents at beginning of period .......     1,517      2,092
                                                           -------    -------

Cash and cash equivalents at end of period .............   $   905    $ 1,371
                                                           =======    =======

  See notes to condensed consolidated financial statements.

                            Morgan Group Holding Co.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2002

Note 1.Basis of Presentation

          Morgan Group Holding Co. ("Holding" or "the Company") was incorporated in November 2001 as a wholly-owned subsidiary of Lynch Interactive Corporation ("Interactive") to serve as a holding company for Interactive's controlling interest in The Morgan Group, Inc. ("Morgan"). On December 18, 2001, Interactive's controlling interest in Morgan was transferred to Holding. On January 24, 2002, Interactive spun off 2,820,051 shares of our common stock through a pro rata distribution ("Spin-Off") to its stockholders. Interactive retained 235,294 shares of our common stock to be distributed in connection with the potential conversion of a convertible note that has been issued by Interactive.

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

          The financial statements represent combined financial statements through December 18, 2001 and include the accounts of Holding, Morgan and its subsidiaries. Subsequent to December 18, 2001, the financial statements represent the consolidated results of those entities. Significant intercompany accounts and transactions have been eliminated in combination/consolidation.

          The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Morgan incurred operating losses and negative operating cash flows during the past two years and the first quarter 2002. These conditions raise substantial doubt about Morgan's ability to continue as a going concern. Morgan is actively seeking amendments to the existing Credit Facility as well as seeking additional capital.

          The accompanying unaudited consolidated financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included for complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

          Net loss per common share ("EPS") is computed using the number of common shares issued in connection with the Spin-Off as if such shares had been outstanding for all periods presented.

          The accompanying unaudited condensed consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation, in all material respects, of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

          The consolidated financial statements include the accounts of the Company and its subsidiaries, Morgan Drive Away, Inc., TDI, Inc., Interstate Indemnity Company, and Morgan Finance, Inc., all of which are wholly-owned. Morgan Drive Away, Inc. has two subsidiaries, Transport Services Unlimited, Inc. and MDA Corp. Significant intercompany accounts and transactions have been eliminated in consolidation.

          Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. Our operating revenues, therefore, tend to be stronger in the second and third quarters.

          Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

Note 2.Goodwill Impairment

          As of January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). This Standard eliminates goodwill amortization (See
          Note 3) and requires an evaluation of goodwill for impairment (at the reporting unit level) upon adoption of the Standard, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. This impairment test is comprised of two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit's goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any.

          The Company's reporting units under SFAS No. 142 are equivalent to its reportable segments as the Company does not maintain accurate, supportable and reliable financial data at lower operating levels within these segments that management relies upon in making operating decisions. The net carrying amount of goodwill has been allocated to the Company's reporting units at December 31, 2001 as follows (in thousands):

                        Manufactured housing   $4,100
                        Vehicle delivery ...    1,850
                        Towaway ............        6
                                               ------
                                               $5,956
                                               ======

          Upon adoption, the Company performed the transitional impairment test which resulted in an impairment charge of $1,806,000 in the manufactured housing reporting unit and $484,000 in the vehicle delivery reporting unit which is classified as a cumulative effect of a change in accounting principle for the three months ended March 31, 2002. Subsequent impairments, if any, would be classified as an operating expense.

          The Company's measurement of fair values was based on an evaluation of future discounted cash flows. This evaluation utilized the best information available in the circumstances, including reasonable and supportable assumptions and projections and was management's best estimate of projected future cash flows.

          The discount rate used was based on the estimated rate of return expected by an investor considering the perceived investment risk. Projected cash flows were determined based on a five-year period after which time cash flow was normalized and projected to grow at a constant rate. Morgan's management believes that five years is the appropriate period to forecast prior to normalizing cash flows based on the industry cycles of the Company's businesses and the Company's long-term strategies. The Company's business model and strategy for the future is not asset intensive and the Company has no plans to acquire significant transportation equipment, real estate or other business property.

          There can be no assurance at this time that the projections or any of the key assumptions will remain the same as business conditions may dictate significant changes in the estimated cash flows or other key assumptions. The Company will update the impairment analysis on at least an annual basis as required by SFAS No. 142 as long as material goodwill exists on the balance sheet.

  Note 3. Goodwill and Non-Compete Agreements, Net

          The reconciliation of reported net loss and loss per share to adjusted net loss and loss per share for the three months ended March 31, 2002 and 2001 was as follows (in thousands, except per share data):


                                        Three Months Ended
                                             March 31,
                                         2002       2001
                                        --------  ---------

Reported net loss ...............       $(1,863)   $  (301)
Add back: Goodwill amortization .          --           73
                                        -------    -------
Adjusted net loss ...............       $(1,863)   $  (228)
                                        =======    =======

Basic and diluted net loss per share:
Reported net loss per share .....       $ (0.61)   $ (0.10)
Add back: Goodwill amortization .          --          .02
                                        --------    -------
Adjusted net loss per share .....       $ (0.61)   $ (0.08)
                                        ========   ========


          During the first quarter of 2002, Morgan paid $25,000 for non-compete agreements. Excluding goodwill, amortization expense of the non-compete agreements was $13,000 and $11,000 for the first quarter of 2002 and 2001, respectively. The annual estimated amortization expense for the non-compete agreements for the five year period ending December 31, 2006, ranges from $33,000 to $55,000 per year.

  Note 4. Debt

         Credit Facility

          The $12.5 million, three-year Credit Facility is used for working capital purposes and to post letters of credit for insurance contracts. As of March 31, 2002, Morgan had outstanding borrowings of $649,000 and $7.0 million outstanding letters of credit on the Credit Facility. Credit Facility borrowings bear interest at a rate per annum equal to either Bank of New York Alternate Base Rate ("ABR") plus one-half percent or, at the option of Company, absent an event of default, the one month London Interbank Offered Rate ("LIBOR") as published in The Wall Street Journal, averaged monthly, plus three percent. Borrowings and posted letters of credit on the Credit Facility are limited to a borrowing base calculation that includes 85% of eligible receivables and 95% of eligible investments, and are subject to certain financial covenants including minimum tangible net worth, maximum funded debt, minimum fixed interest coverage and maximum capital expenditures. The facility is secured by accounts receivable, investments, inventory, equipment and general intangibles. The facility may be prepaid anytime with prepayment being subject to a 3%, .75% and .25% prepayment penalty during year 1, 2 and 3, respectively.

          On February 7, 2002, Morgan obtained a temporary over-advance on its credit availability on the Credit Facility of $1 million and provided the lender a second mortgage on real estate in Elkhart, Indiana. On April 5, 2002 Morgan repaid $500,000 of the over-advance. The remaining $500,000 over-advance will be eliminated on May 31, 2002.

          As of March 31, 2002, Morgan was in violation of the following covenants under the Credit Facility: minimum tangible net worth, maximum funded debt and letters of credit to EBITDA and minimum fixed charge coverage. Morgan has not requested a waiver of these covenant violations and lender has continued to advance on the Credit Facility in the normal course of business.

         New Mortgage

          On April 5, 2002, Morgan obtained a new $1,400,000 mortgage secured by Morgan's land and buildings in Elkhart, Indiana. Loan proceeds were used to retire the previous first mortgage of $500,000 and repay a $500,000 over-advance on the Credit Facility. The remaining proceeds will be used for short-term working capital purposes to the extent they are not restricted. The mortgage is for a one-year period due April 5, 2003 and bears a blended interest rate of 13.5% on the first $1.25 million of principal and 8% on the remaining $150,000 of principal. The loan contains a minimum interest requirement of $101,000 and otherwise may be prepaid at any time with no penalties.

         Long Term Debt

         Long-term debt consisted of the following (in thousands):

                                                                                March 31,   December 31,
                                                                                 2002           2001
                                                                                ---------   --------------

Promissory notes with imputed interest rates from 6.31% to 10.0%,  principal and
   interest payments due from monthly to annually, through March 31, 2004 ......   $178          $252
Term notes .....................................................................      1            29
                                                                                   ----          ----
                                                                                    179           281
Less current portion ...........................................................    166           192
                                                                                   ----          ----
Long-term debt, less current portion ...........................................   $ 13          $ 89
                                                                                   ====          ====

         Insurance Premium Financing

          In 2001, Morgan utilized a third party to finance its insurance premiums. In conjunction with this financing arrangement, Morgan borrowed $2,210,000 and prepaid its annual premiums to its insurance underwriter. The terms of the financing allow for the financier to have a first security interest in unearned premiums. The financing was for a nine-month period at an interest rate of 5.84% with the final payment due on April 2, 2002. At March 31, 2002, the net transaction is recorded as prepaid insurance in the current assets section of the balance sheet as follows (in thousands):

Unamortized prepaid premiums .........   $ 1,474
Amount due under financing arrangement      (175)
                                         -------
Net prepaid insurance ................   $ 1,299
                                         =======

Note 5.  Credit Risk

          With the downturn in the national economy, Morgan's management is continually reviewing credit worthiness of its customers and taking appropriate steps to ensure the quality of the receivables. As of March 31, 2002, 51% of the open trade accounts receivable was with five customers of which over 96% was within 60 days of invoice. In total, 93% of the open trade receivables are also within 60 days of invoice.



Note 6.  Operating Costs and Accruals

         Components of operating costs are as follows (in thousands):

                                  Three Months Ended
                                      March 31,
                                   2002        2001
                                 --------  --------
Purchased transportation costs    $12,167   $17,296
Operating supplies and expenses     1,439     2,394
Claims ........................       236       698
Insurance .....................     1,221       710
Operating taxes and licenses ..       441       794
                                 --------   -------
                                  $15,504   $21,892
                                 ========   =======

          Material   components  of  accrued  liabilities  are  as  follows  (in thousands):

                            March 31,   December 31,
                              2002         2001
                           ----------  -------------
Government fees .........   $  217        $  283
Workers' compensation ...      589           405
Customer incentives .....      295           150
Other accrued liabilities    1,022         1,662
                                          ------
                            $2,123        $2,500
                            ======        ======

          Government fees represent amounts due for fuel taxes, permits and use taxes related to linehaul transportation costs.

          Workers' compensation represents estimated amounts due claimants related to unsettled claims for injuries incurred by Morgan's employee-drivers. These claim amounts due are established by Morgan's insurance carrier and reviewed by management on a monthly basis.

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


Note 7.Stockholders' Equity

         Capital Infusions

          On July 12, 2001, Morgan received a $2 million capital infusion from its majority stockholder Lynch Interactive Corporation. The investment was used to acquire one million new Class B shares of common stock of Morgan thereby increasing Lynch's ownership position in Morgan from 55.6% to 68.5%. Proceeds from the transaction are invested in U.S. Treasury backed instruments and are pledged as collateral for the Credit Facility.

          On December 20, 2001, the Company received $500,000 from Interactive, which is being used to cover the operating expenses of Holding for a period of time.

         Issuance of Non-transferable Warrants

          On December 12, 2001, Morgan issued non-transferable warrants to purchase shares of its common stock to the holders of its Class A and Class B common stock. Each warrant entitles the holder to purchase one share of their same class of common stock at an exercise price of $9.00 per share through the expiration date of December 12, 2006. The Class A warrants provide that the exercise price will be reduced to $6.00 per share during a Reduction Period of at least 30 days during the five-year exercise period.

          On February 19, 2002, Morgan's Board of Directors agreed to set the exercise price reduction period on the Class A warrants to begin on February 26, 2002 and to extend for 63 days, expiring on April 30, 2002 (the "Reduction Period"). Morgan's Board of Directors agreed to reduce the exercise price of the warrants to $2.25 per share, instead of $6.00 per share, during the Reduction Period. Morgan's Board of Directors reduced the exercise price to $2.25 to give warrant holders the opportunity to purchase shares at a price in the range of recent trading prices of the Class A common stock. All other terms regarding the warrants, including the expiration date of the warrants, remain the same.

          As of the close of the warrant offer on April 30, 2002, Morgan had received $535,331 with the exercise of 237,925 warrants at $2.25 each. The Company exercised warrants for 5,000 shares. As a result of exercise of the warrants, the Company's ownership portion in Morgan decreased from 68.5% to 64.2%.

  Note 8.Income Taxes

          In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the temporary differences become deductible. A valuation allowance was recorded in 2001 to reduce the net deferred tax assets to zero as the Company has experienced cumulative losses for financial reporting for the last three years. Management considered, in reaching the conclusion on the required valuation allowance, given the cumulative losses, that it would be inconsistent with applicable accounting rules to rely on future taxable income to support full realization of the deferred tax asset. As of March 31, 2002, the Company had no net deferred tax assets recorded.

          As of December 31, 2001, Morgan recorded an estimated income tax refund due of $591,000. During the first quarter, 2002, as a result of a change in the tax law, the Company qualified for a five year carry back of its net operating losses versus a previously allowed two year carry back. The impact of this tax law change resulted in $1,047,000 increase in the income tax refund recorded during the first quarter. The total estimated income tax refund is $1,638,000.

  Note 9.Segment Reporting

         Description of Services by Segment

          The Company operates in five business segments: Manufactured Housing, Vehicle Delivery, Pickup, Towaway, and Insurance and Finance. The Manufactured Housing segment primarily provides specialized transportation to companies, which produce new manufactured homes and modular homes through a network of terminals located in twenty-eight states. The Vehicle Delivery segment provides outsourcing transportation primarily to manufacturers of recreational vehicles, commercial trucks, and other specialized vehicles through a network of service centers in six states. The Pickup and Towaway segments consist of large trailer, travel and small trailer delivery. The last segment, Insurance and Finance, provides insurance and financing to the Company's drivers and independent owner-operators. The Company's segments are strategic business units that offer different services and are managed separately based on the differences in these services.

          Measurement of Segment Income (Loss)

          The Company evaluates performance and allocates resources based on several factors, of which the primary financial measure is business segment operating income, defined as earnings before interest, taxes, depreciation and amortization (EBITDA). The accounting policies of the segments are the same as those described in the Company's Annual Report on Form 10-K.

          The following table presents the financial information for the Company's reportable segments for the three-month periods ended March 31, (in thousands):

                                   Three Months Ended
                                        March 31,
                                   2002         2001
                                  --------    --------
Operating revenues:
   Manufactured Housing .......   $  7,717    $ 14,372
   Vehicle Delivery ...........      4,638       4,532
   Pickup .....................      2,267       1,818
   Towaway ....................      1,271       2,319
   Insurance and Finance ......        415         660
                                  --------    --------
Total operating revenues ......   $ 16,308    $ 23,701
                                  ========    ========

Segment income (loss) - EBITDA:
   Manufactured Housing .......       (930)       (422)
   Vehicle Delivery ...........       (270)       (169)
   Pickup .....................       (139)        (49)
   Towaway ....................       (103)        (48)
   Insurance and Finance ......        100         440
   Other ......................        (37)       --
                                  --------    --------
                                    (1,379)       (248)
Depreciation and amortization .        (86)       (227)
Interest expense, net..........        (74)        (66)
                                  --------    --------
Loss before income taxes,
   minority interest, and
   cumulative effect of change
   in accounting principle.....   $ (1,539)   $   (541)
                                  ========    ========

Note 10. Commitments and Contingencies

          Morgan is involved in various legal proceedings and claims that have arisen in the normal course of business for which the Company maintains liability insurance covering amounts in excess of its self-insured retention. Morgan's management believes that adequate reserves have been established on its self-insured claims and that their ultimate resolution will not have a material adverse effect on the consolidated financial position, liquidity, or operating results of the Company.

           Item 2 - Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

RESULTS OF OPERATIONS

For the Quarter Ended March 31, 2002

Consolidated Results

Revenues for the first quarter 2002 were down 31 percent to $16.3 million versus the $23.7 million reported in the year-ago quarter. The Company reported revenue improvements of 25 percent in the pickup division and 2 percent in the vehicle delivery division. These increases were offset by a 46 percent decline in revenue from the manufactured housing division and 45 percent in the towaway division.

The Company renewed its liability and workers compensation insurance on July 1, 2001 resulting in increased expense primarily driven by insurance market conditions. The liability insurance market for trucking companies has been negatively impacted by increased loss ratios, higher credit risks and a decrease in available capacity in the excess reinsurance market. The Company is attempting to recover as much of this increase as possible in the form of apportioned insurance charges to customers.

Operating costs were 95.1% of total revenues for the quarter compared to 92.4% in prior year. Selling, general and administrative expenses were 13.2% of revenue compared to 8.7% of revenue in the first quarter of 2001.

The reduced revenue and increased insurance expense resulted in an operating loss of $1.4 million in the current period compared to operating loss of $475,000 in 2001.

Segment Results

The following discussion sets forth certain information about segment results.

Manufactured Housing

Revenues for the manufactured housing division decreased by $6.7 million or 46% in the first quarter compared to prior year. This decrease in revenue is driven by a continued industry recession and the loss of the Company's largest customer, Oakwood Homes Corporation (NYSE: OH) effective October 1, 2001.

In September, Morgan filed a lawsuit alleging that one of its former senior officers had conspired with a competitor to misappropriate Morgan's drivers, employees, customers and trade secrets both during that officer's employment with Morgan and after she left the Company. The court issued a preliminary injunction in favor of Morgan on September 28, 2001. In addition, Morgan is seeking monetary damages as well as a permanent injunction against unfair competition and unlawful interference with Morgan's contracts. Competition with the parties named in the lawsuit has resulted in decreased revenues and operating margin for the Company's manufactured housing division.

Vehicle Delivery

Operating revenues for the vehicle delivery division in the quarter increased by $106,000 or 2% from prior year as a result of an increase in demand for recreational vehicles. Revenues in this division are anticipated to increase driven by stronger customer outlook and production of recreational vehicles.


Pickup

The pickup division, which utilizes independent contractors with dual-axle pick-up trucks to move travel trailers and boats, reported 25% revenue growth compared to prior year. The increase was attributable to an increase in demand for new recreational vehicles and an increase in the Company size of fleet.

Towaway

Operating revenues for the towaway division that leases independent contractors with Class 8 tractors decreased 45% compared to the prior year. The decrease was the result of a 48% decrease in the Company's fleet size of trucks from 113 to 59.

Insurance and Finance

Our Insurance and Finance segment provides insurance and financing services to our drivers and independent owner-operators. Insurance and Finance operating revenues decreased $245,000 or 37% in the first quarter of 2002 as a result of decreases in the number of drivers and independent owner-operators.


LIQUIDITY AND CAPITAL RESOURCES

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Morgan incurred operating losses and negative operating cash flows during the past two years and the first quarter 2002. These conditions raise substantial doubt about Morgan's ability to continue as a going concern. Morgan is actively seeking amendments to the existing Credit Facility as well as seeking additional capital resources.

The Company and Morgan's ability to continue as a going concern is dependent upon its ability to successfully maintain its financing arrangements and to comply with the terms thereof. However, although no assurances can be given, management of Morgan remains confident that the Company will be able to continue as a going concern.

The $12.5 million, three-year Credit Facility is used for working capital purposes and to post letters of credit for insurance contracts. As of March 31, 2002, Morgan had outstanding borrowing of $649,000 and $7.0 million outstanding letters of credit on the Credit Facility. Credit Facility borrowings bear interest at a rate per annum equal to either Bank of New York Alternate Base Rate ("ABR") plus one-half percent or, at the option of Morgan, absent an event of default, the one month London Interbank Offered Rate ("LIBOR") as published in The Wall Street Journal, averaged monthly, plus three percent. Borrowings and posted letters of credit on the Credit Facility are limited to a borrowing base calculation that includes 85% of eligible receivables and 95% of eligible investments, and are subject to certain financial covenants including minimum tangible net worth, maximum funded debt, minimum fixed interest coverage and maximum capital expenditures. The facility is secured by accounts receivable, investments, inventory, equipment and general intangibles. The facility may be prepaid anytime with prepayment being subject to a 3%, .75% and .25% prepayment penalty during year 1, 2 and 3, respectively.

On February 7, 2002, Morgan obtained a temporary over-advance on its credit availability on the Credit Facility of $1 million and provided the lender a second mortgage on real estate in Elkhart, Indiana. On April 5, 2002 Morgan repaid $500,000 of the over-advance. The remaining $500,000 over-advance will be eliminated on May 31, 2002.

As of March 31, 2002, Morgan was in violation of the following covenants under the Credit Facility: minimum tangible net worth, maximum funded debt and letters of credit to EBITDA and minimum fixed charge coverage. The Company has not requested a waiver of these covenant violations and the lender has continued to advance on the Credit Facility in the normal course of business.

On April 5, 2002, Morgan obtained a new $1,400,000 mortgage secured by the Company's land and buildings in Elkhart, Indiana. Loan proceeds were used to retire the previous first mortgage and repay a $500,000 over-advance on the Credit Facility. The remaining proceeds will be used for short-term working capital purposes to the extent they are not restricted. The mortgage is for a one-year period due April 5, 2003 and bears a blended interest rate of 13.5% on the first $1.25 million of principal and 8% on the remaining $150,000 of principal. The loan contains a minimum interest requirement of $101,000 and otherwise may be prepaid at any time with no penalties.

Effective July 1, 2001, Morgan renewed its primary liability insurance, workers compensation, cargo, and property insurance. Acquisition of liability insurance in the trucking industry has become increasingly more difficult and expensive over the past year. As a result, Morgan's insurance premiums effective July 1, 2001 increased significantly. Morgan is attempting to recover as much of this increase as possible from customers in the form of apportioned insurance charges. The net impact on Morgan's operating results for the next 12 months cannot be determined at this time.

As of December 31, 2001, Morgan recorded an estimated income tax refund due of $591,000. During the first quarter, 2002, as a result of new tax law, Morgan qualified for a five year carry back of its net operating losses versus a previously allowed two year carry back. The impact of this tax law change resulted in a $1.1 million increase in the income tax refund recorded during the first quarter. The total income tax refund of $1.6 million was received in May, 2002.

On February 19, 2002, Morgan's Board of Directors agreed to set the exercise price reduction period on the Class A warrants to begin on February 26, 2002 and to extend for 63 days, expiring on April 30, 2002 (the "Reduction Period"). Morgan's Board of Directors agreed to reduce the exercise price of the warrants to $2.25 per share, instead of $6.00 per share, during the Reduction Period. Morgan's Board of Directors reduced the exercise price to $2.25 to give warrant holders the opportunity to purchase shares at a price in the range of recent trading prices of the Class A common stock. All other terms regarding the warrants, including the expiration date of the warrants, remain the same.

As of the close of the warrant offer on April 30, 2002, Morgan received $535,331 with the exercise of 237,925 warrants at $2.25 each. The Company exercised warrants for 5,000 shares. As a result of the exercise of the warrants, the Company's ownership position of Morgan decreased from 68.5% to 64.2%.

Morgan accounts receivable provides much of the collateral base for the credit facility, which supports outstanding letters of credit and provides borrowing capacity for working capital. The impact of decreased revenues and accounts receivable have, therefore, reduced the borrowing capacity and liquidity to minimal levels. Morgan's management aggressively pursued financing options allowing the Company to meet its liquidity requirements during this slow period, until accounts receivable recover to stronger levels. Morgan's management is working with its lenders to obtain additional financing.

Additional financing options Morgan is pursuing include negotiating reductions of the $7.0 million overall collateral requirements for its liability insurance.

Our ability to continue as a going concern is dependent upon our ability to successfully maintain our financing arrangements and to comply with the terms thereof.

At this time, Morgan's ability to successfully cover its financial obligations is uncertain; however, management believes that internally generated funds together with the recent equity infusion and resources available under the credit and mortgage facilities will increase the likelihood that Morgan will be able to meet its capital and liquidity requirements through year-end.

Impact of Seasonality

Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. Our operating revenues, therefore, tend to be stronger in the second and third quarters.


FORWARD LOOKING DISCUSSION

This report contains a number of forward-looking statements. From time to time, the Company may make other oral or written forward-looking statements regarding its anticipated operating revenues, costs and expenses, earnings and other matters affecting its operations and condition. Such forward-looking statements are subject to a number of material factors, which could cause the statements or projections contained therein, to be materially inaccurate. Such factors include, without limitation, the risk of declining production in the manufactured housing industry; the risk of losses or insurance premium increases from traffic accidents; the risk of loss of major customers; risks that the Company will not be able to attract and maintain adequate capital resources; risks of competition in the recruitment and retention of qualified drivers in the transportation industry generally; risks of acquisitions or expansion into new business lines that may not be profitable; risks of changes in regulation and seasonality of the Company's business. Such factors are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MORGAN GROUP HOLDING CO.


                                      BY:  /s/  Robert E. Dolan
                                      ------------------------
                                      Robert E. Dolan
                                      Chief Financial Officer
                                      (Principal Financial and
                                      Accounting Officer)

                                      DATE:  May 15, 2002