Form 10-Q
period 2002-06-30
MORGAN GROUP HOLDING CO
filed 2002-08-20
CIK 1162283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                       For the period ended June 30, 2002



                            MORGAN GROUP HOLDING CO.
                            401 Theodore Fremd Avenue
                               Rye, New York 10580
                                 (914) 921-1877

          Delaware                 333-73996                       13-4196940
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


     The number of shares outstanding of each of the Company's classes of common stock at July 31, 2002 was 3,055,345.

                            Morgan Group Holding Co.

                                      INDEX


                                                                         PAGE
                                                                        NUMBER

Basis of Presentation                                                      1

Parent Company Data                                                        2

PART I FINANCIAL INFORMATION

Item 1 Financial Statements                                                4

Consolidated Balance Sheets as of
une 30, 2002 and December 31, 2001                                         5

Consolidated Statements of Operations for the
Three-Month and Six-Month Periods
Ended June 30, 2002 and 2001                                               6

Consolidated Statements of Cash Flows for the
Six-Month Periods
Ended June 30, 2002 and 2001                                               7

Notes to Consolidated Financial
Statements as of June 30, 2002                                             8

Item 2 Management's  Discussion and Analysis of Financial
       Condition and Results of Operations                                18


PART II OTHER INFORMATION

Item 1 Legal Proceedings                                                  24

Item 6 Exhibits and Reports on Form 8-K                                   24

SIGNATURES                                                                25

                              BASIS OF PRESENTATION

The attached presentation of Parent Company Only data has not been prepared under general accounting principles but is a more economic analysis. Generally accepted accounting principles require the financial statements of Morgan Group Holding Co. to be consolidated with the financial statements of The Morgan Group, Inc. Currently Morgan Holding Co. owns 166,100 out of 1,486,082 shares of The Morgan Group, Inc. Class A Common Stock outstanding and all of the 2,200,000 shares of Class B Common Stock outstanding. This equates to a 64.2% equity interest and a 77.6% voting interest. Following the Parent Company Only data are the consolidated financial statements of Morgan Group Holding Co., which have been prepared under general accepted accounting principles.

The Chief Executive Officer and Chief Financial Officer of Morgan Group Holding Co. are not providing a certification to this Form 10-Q. Please see the Company's Current Report on Form 8-K filed concurrently with this Form 10-Q for an explanation.




                            Morgan Group Holding Co.
                         Parent Company Only (Non GAAP)
                  Assets, Liabilities and Shareholders' Equity
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                            June 30 December 31
                                                              2002     2001
                                                              ----     ----
ASSETS
Current assets:

   Cash and cash equivalents ..............................   $439        $500

Investment in The Morgan Group, Inc. (ASE:MG) (represents
 166,100 out of 1,486,082 of Class A Common Stock and all of the 2,200,000 of Class B Common Stock outstanding )

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities (none)
Shareholders' equity:

Preferred stock, $0.01 value, 1,000,000 shares authorized, none outstanding.

Common  stock,  $0.01  par  value,   10,000,000  shares  authorized,   3,055,345
outstanding.






                            Morgan Group Holding Co.
                         Parent Company Only (Non GAAP)
                                 Expenses/Income
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)

                                                                 Three Months Ended    Six Months Ended
                                                                     June 30                June 30
                                                                  2002       2001       2002      2001
                                                                -------    -------    -------   -------

Administration expenses .................................       $  (18)     $   --    $  (55)   $    --
Interest income .........................................            4          --         5         --
                                                                ------      ------    ------    -------
                                                                $  (14)     $   --    $  (50)   $    --
                                                                ------      ------    ------    -------

Weighted average shares outstanding .....................        3,055       3,055     3,055      3,055


PART I FINANCIAL INFORMATION

Item 1 - Financial Statements

     The following are Morgan Group Holding Co.'s consolidated financial statements.




                            Morgan Group Holding Co.
                           Consolidated Balance Sheets
           (Dollars and shares in thousands, except per share amounts)

                                                                                                           June 30  December 31
                                                                                                            2002       2001
                                                                                                          --------  -----------
ASSETS ..............................................................................................   (Unaudited)  (Note 1)
Current assets:
   Cash and cash equivalents ........................................................................   $  1,167    $  1,517
   Investments - restricted .........................................................................      2,642       2,624
   Accounts receivable, net of allowances
        Of $336 in 2002 and $439 in 2001 ............................................................      7,002       6,322
   Refundable taxes .................................................................................         57         591
   Prepaid insurance ................................................................................        199         890
   Other current assets .............................................................................      1,547       1,313
                                                                                                           -----       -----
Total current assets ................................................................................     12,614      13,257

Property and equipment, net .........................................................................      3,029       3,339
Goodwill and non-compete agreements, net ............................................................      1,895       6,256
Other assets ........................................................................................        133         132
                                                                                                        --------    --------
Total assets ........................................................................................   $ 17,671    $ 22,984
                                                                                                        ========    ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current debt (in default) ........................................................................   $  1,934    $    580
   Trade accounts payable ...........................................................................      4,854       4,505
   Accrued liabilities ..............................................................................      2,076       2,500
   Accrued claims payable ...........................................................................      2,965       3,028
   Refundable deposits ..............................................................................        782         675
   Current portion of long-term debt ................................................................        165         169
                                                                                                        --------    --------
Total current liabilities ...........................................................................     12,776      11,457
Long-term debt, less current portion ................................................................         13          13
Long-term accrued claims payable ....................................................................      3,836       4,078
Minority interests ..................................................................................        234       2,201
Shareholders' equity:
Preferred stock, $0.01 par value,
  1,000,000 shares authorized,
  none outstanding ..................................................................................       --          --
Common stock, $0.01 par value,
  10,000,000 shares authorized,
  3,055,345 outstanding .............................................................................         30          30
Additional paid-in-capital ..........................................................................      5,612       5,614
Accumulated deficit .................................................................................     (4,830)       (409)
                                                                                                         --------   ---------
Total shareholders' equity ..........................................................................        812       5,235
                                                                                                         --------   ---------
Total liabilities and shareholders' equity ..........................................................   $ 17,671    $ 22,984
                                                                                                        =========   =========

See notes to consolidated financial statements





                            Morgan Group Holding Co.
                      Consolidated Statements of Operations
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)


                                                                                       Three Months Ended     Six Months Ended
                                                                                            June 30,              June 30,
                                                                                         2002         2001     2002      2001
                                                                                       --------    ---------  ------  --------

Operating revenues ....................................................................$ 18,042    $ 29,309    $ 34,350    $ 53,010

Costs and expenses:
   Operating costs ....................................................................  17,486      26,638      32,990      48,530
   Selling, general and administration ................................................   2,497       2,023       4,680       4,080
   Loss on Impairment of Assets .......................................................   2,070        --         2,070        --
   Depreciation and amortization ......................................................      86         250         172         477
                                                                                        --------    --------    ---------   --------
                                                                                         22,139      28,911      39,912      53,087
Operating income (loss) ...............................................................  (4,097)        398      (5,562)        (77)
Interest expense, net .................................................................     (99)        (27)       (173)        (93)
Gain on sale of subsidiary stock ......................................................     162          --         162          --
                                                                                       --------      -------     -------     ------
Income (loss) before income taxes, minority
  interests and cumulative effect of change in accounting
  principle ...........................................................................  (4,034)        371      (5,573)       (170)
Income tax benefit ....................................................................      --         255       1,125         255
Minority interests ....................................................................   1,476        (278)      1,595         (38)
                                                                                       --------     --------     --------    -------
Income (loss) before cumulative effect of
   change in accounting principle .....................................................  (2,558)        348      (2,853)         47
Cumulative effect of change in accounting principle, net of
minority interest of $722 (Note 2) ....................................................      --          --      (1,568)         --
                                                                                       --------    ---------    ---------   --------
Net income (loss) .................................................................... $ (2,558)   $    348    $ (4,421)   $     47
                                                                                       =========   =========   ==========  =========
Basic and diluted income (loss) per share:
    Income (loss) before cumulative effect of change
     in accounting principle ......................................................... $  (0.84)   $   0.11    $  (0.93)  $    0.02
    Cumulative effect of change in accounting principle ..............................       --          --       (0.52)         --
                                                                                       ---------   --------    ---------  ---------

    Net income (loss) per common share ............................................... $  (0.84)   $   0.11    $  (1.45)  $    0.02
                                                                                       =========   =========   =========  ==========
Weighted average shares outstanding ..................................................    3,055       3,055       3,055       3,055


See notes to consolidated financial statements



                            Morgan Group Holding Co.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)
                                                                                                         Six Months Ended
                                                                                                              June 30
                                                                                                          2002       2001
                                                                                                        -------    -------
Operating activities:
   Net income (loss) ................................................................................   $(4,421)   $    47
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Cumulative effect of change in accounting
       Principle ....................................................................................     1,568       --
     Depreciation and amortization ..................................................................       172        477
     Loss on disposal of property and equipment .....................................................        72          3
     Impairment of assets ...........................................................................     2,070       --
     Gain on sale of subsidiary stock ...............................................................      (162)      --
     Minority interests .............................................................................    (1,595)        38
  Changes in operating assets and liabilities:
     Accounts receivable ............................................................................      (680)    (2,026)
     Refundable taxes ...............................................................................       534       (203)
     Prepaid expenses and other current assets ......................................................       457       (419)
     Other assets ...................................................................................        (1)       419
     Trade accounts payable .........................................................................       349      1,403
     Accrued liabilities ............................................................................      (424)      (518)
     Accrued claims payable .........................................................................      (305)        11
     Refundable deposits ............................................................................       107       (174)
                                                                                                        -------    -------
     Net cash used in operating activities ..........................................................    (2,259)      (942)

Investing activities:
   Income from restricted investments ...............................................................       (18)      --
   Purchases of property and equipment ..............................................................       (16)       (89)
   Proceeds from sale of property and equipment .....................................................       109       --
   Non-compete agreements ...........................................................................       (25)       (45)
                                                                                                         -------    -------
   Net cash provided by (used in) investing activities ..............................................        50       (134)

Financing activities:
   Net proceeds from credit facility ................................................................       454       --
   Net proceeds from real estate loan ...............................................................       900       --
   Principal payments on long-term debt .............................................................        (4)       (84)
   Minority interest transactions ...................................................................       509
                                                                                                        --------    --------

Net cash provided by (used in) financing activities .................................................     1,859        (84)
                                                                                                         -------    -------
Net decrease in cash and equivalents ................................................................      (350)    (1,160)

Cash and cash equivalents at beginning of period ....................................................     1,517      2,092
                                                                                                        --------    -------

Cash and cash equivalents at end of period ..........................................................   $ 1,167    $   932
                                                                                                        =======    =======

See notes to consolidated financial statements

                            Morgan Group Holding Co.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

Note 1.Basis of Presentation

          Morgan Group Holding Co. ("Holding" or "the Company") was incorporated in November 2001 as a wholly-owned subsidiary of Lynch Interactive Corporation ("Interactive") to serve as a holding company for Interactive's controlling interest in The Morgan Group, Inc. ("Morgan"). On December 18, 2001, Interactive's controlling interest in Morgan was transferred to Holding. At the time, Holding owned 68.5% of Morgan's equity interest and 80.8% of Morgan's voting interest. On January 24, 2002, Interactive spun off 2,820,051 shares of our common stock through a pro rata distribution ("Spin-Off") to its stockholders. Interactive retained 235,294 shares of our common stock to be distributed in connection with the potential conversion of a convertible note that has been issued by Interactive.

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

          The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Morgan incurred operating losses and negative operating cash flows during the past two years and the first six months of 2002. These conditions raise substantial doubt about Morgan's ability to continue as a going concern. Morgan is actively seeking amendments to the existing Credit Facility as well as seeking additional capital resources.

          The accompanying unaudited consolidated financial statements have been prepared by the Company, in accordance with generally accepted accounting principles for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included for complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The consolidated financial statements should be read in conjunction with the consolidated financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

          Net loss per common share ("EPS") is computed using the number of common shares issued in connection with the Spin-Off as if such shares had been outstanding for all periods presented.

          The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation, in all material respects, of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The results of operations for the interim periods are not necessarily indicative of the results for the entire year.

          Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. Our operating revenues, therefore, tend to be stronger in the second and third quarters.

          The consolidated financial statements include the accounts of the Company and its majority owned subsidiary, Morgan. Morgan has the following subsidiaries: Morgan Drive Away, Inc., TDI, Inc., Interstate Indemnity Company, and Morgan Finance, Inc., all of which are wholly owned. Morgan Drive Away, Inc. has two subsidiaries, Transport Services Unlimited, Inc. and MDA Corp. Significant intercompany accounts and transactions have been eliminated in consolidation.

          Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

Note 2.Goodwill Impairment

         On January 1, 2002, the Company adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). This Standard eliminates goodwill amortization and requires an evaluation of goodwill for impairment (at the reporting unit level) upon adoption of the Standard, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. This impairment test is comprised of two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit's goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any.

          The Company's reporting units under SFAS No. 142 are equivalent to its reportable segments as the Company does not maintain accurate, supportable and reliable financial data at lower operating levels within these segments that management relies upon in making operating decisions. The carrying amount of goodwill has been allocated to the Company's reporting units at December 31, 2001 as follows (in thousands):


Manufactured housing   $4,100
Vehicle delivery ...    1,850
Towaway ............        6
                       ------
                       $5,956

          Upon adoption, the Company performed the transitional impairment test which resulted in an impairment of $1,806,000 in the manufactured housing reporting unit and $484,000 in the vehicle delivery reporting unit which is classified as a cumulative effect of a change in accounting principle for the three months ended March 31, 2002, as required by SFAS No. 142. Subsequent impairments, if any, would be classified as an operating expense.

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

Note 3. Goodwill and Non-Compete Agreements

          The reconciliation of reported net income (loss) per share to adjusted net income (loss) per share for the periods ended June 30, 2002 and 2001 was as follows (in thousands, except per share data):

                                                                                   Three Months Ended   Six Months Ended
                                                                                        June 30,             June 30,
                                                                                        2002       2001     2002       2001
                                                                                   -------    -------   -------    -------

Reported net income (loss) .....................................................   $(2,558)   $   348   $(4,421)   $    47
Add back:  Goodwill amortization ...............................................      --           62      --          141
                                                                                   -------    -------   -------    -------

Adjusted net income (loss) .....................................................   $(2,558)   $   410   $(4,421)   $   188
                                                                                   =======    =======   =======    =======

Basic and diluted income (loss) per share:
Reported income (loss) per share ...............................................   $ (0.84)   $  0.11   $ (0.93)   $  0.02
Add back:  Goodwill amortization ...............................................      --         0.02        --       0.04
                                                                                   -------    -------   -------    -------
Adjusted income (loss) per share ...............................................    $(0.84)   $  0.13   $  (0.93)  $  0.06
                                                                                   =======    =======   ========   =======

During  the first six  months  of 2002,  Morgan  paid  $25,000  for  non-compete agreements. Excluding goodwill, amortization expense of the non-compete agreements was $26,000 and $22,000 for the first six months of 2002 and 2001, respectively. The annual estimated amortization expense for the non-compete agreements for the five-year period ending December 31, 2006, ranges from $33,000 to $55,000 per year.

Note 4. Debt

     Credit Facility

     The $12.5 million, three-year Credit Facility is used for working capital purposes and to post letters of credit for insurance contracts. As of June 30, 2002, Morgan had outstanding borrowings of $534,000 and $7.0 million outstanding letters of credit on the Credit Facility. Credit Facility borrowings bear interest at a rate per annum equal to either Bank of New York Alternate Base Rate ("ABR") plus one-half percent or, at the option of Morgan, absent an event of default, the one month London Interbank Offered Rate ("LIBOR") as published in The Wall Street Journal, averaged monthly, plus three percent. Borrowings and posted letters of credit on the Credit Facility are limited to a borrowing base calculation that includes 85% of eligible receivables and 95% of eligible investments, and are subject to certain financial covenants including minimum tangible net worth, maximum funded debt, minimum fixed interest coverage and maximum capital expenditures. The facility is secured by accounts receivable, investments, inventory, equipment, general intangibles and a second mortgage on land and buildings in Elkhart, Indiana. The facility may be prepaid anytime with prepayment being subject to a .75% and .25% prepayment penalty during years 2 and 3, respectively.

     As of June 30, 2002, Morgan was in violation of the following covenants under the Credit Facility: minimum tangible net worth, maximum funded debt and letters of credit to EBITDA and minimum fixed charge coverage. Morgan has not requested a waiver of these covenant violations and the lender has continued to advance on the Credit Facility.

     At June 30, 2002, advances against the Credit Facility were greater than the formula borrowing base calculation by $1.4 million. Morgan is seeking to obtain an agreement with the lender to continue to over advance on the Credit Facility by up to $1.5 million in exchange for security interests in all unsecured real estate and specified future cash payments. All advances under the Credit Facility would continue to be at the lenders sole discretion as a result of covenant violations and the agreement. The $1.5 million over advance would be reduced by $600,000 on September 30, 2002, $200,000 on October 31, 2002, $350,000 on November 30, 2002, and $350,000
     on December 31, 2002 under the proposed agreement. The maximum amount of the Credit Facility would be reduced to $8.0 million and the facility would expire on December 31, 2002. The documentation has been prepared with the lender but has not been executed pending resolution of collateral issues. Morgan cannot give assurance that an agreement will be executed. In the event an agreement is not reached, the lender may exercise its remedies under the Facility, including immediate demand of outstanding borrowings.

     Morgan is cooperating with an investigation initiated by Morgan Group Holding Co., which owns 64.2% of Morgan's common stock and 77.6% of Morgan's voting stock, to determine facts associated with the origination, reporting and resolution of the over advance on the Credit Facility and any resulting financial statement consequences.

     Mortgage Note Payable

     On April 5, 2002, Morgan obtained a $1,400,000 mortgage secured by Morgan's land and buildings in Elkhart, Indiana. Loan proceeds were used to retire the previous first mortgage of $500,000 and repay a $500,000 over-advance on the Credit Facility. The remaining proceeds were used for short-term working capital purposes to the extent they were not restricted. The mortgage is due April 5, 2003 and bears a blended interest rate of 13.5% on the first $1.25 million of principal and 8% on the remaining $150,000 of principal. The loan contains a minimum interest requirement of $101,000 and otherwise may be prepaid at any time with no penalties.

     Morgan was delinquent in making an interest payment on this mortgage loan on August 1, 2002. The lender did not accept the subsequent late payment. On August 8, 2002, the lender declared Morgan in default on the note and issued a demand letter for immediate payment of full principal and interest of $1.48 million. Morgan cannot comply with the demand for payment and is currently seeking to negotiate a forbearance agreement with the lender. The resolution of this default and impact on Morgan cannot be determined at this time. If a forbearance agreement cannot be obtained, the lender may exercise its remedies including foreclosure on the real estate.


     Long Term Debt

     Long-term debt consisted of the following (in thousands):

                                                                                     June 30  December 31
                                                                                      2002       2001
                                                                                      ----       ----
Promissory  notes  with  imputed  interest  rates  from 6.31% to 9.0%, principal and interest payments due from monthly to annually,  through
   March 31, 2004 ...................................................................  $178       $182
Less current portion ................................................................   165        169
                                                                                       ----       ----
Long-term debt, net of current portion ..............................................  $ 13       $ 13

                                                                                       ====       ====

     Insurance Premium Financing

     In July 2002, Morgan utilized a third party to finance its insurance premiums. In conjunction with this financing arrangement, Morgan borrowed $5.0 million and prepaid its annual premiums to its insurance underwriter. The terms of the financing allow for the financier to have a first security interest in unearned premiums. The financing was for a nine-month period at an interest rate of 6.0% with the final payment due on April 1, 2003. This transaction was not recorded in the June 30, 2002 financial statements.

Note 5. Credit Risk

     With the downturn in the national economy, Morgan's management is continually reviewing credit worthiness of its customers and taking appropriate steps to ensure the quality of the receivables. As of June 30, 2002, 47% of the open trade accounts receivable was with six customers of which over 98% was within 60 days of invoice. In total, 95% of the open trade receivables are also within 60 days of invoice.

Note 6. Operating Costs and Accruals

        Components of operating costs are as follows (in thousands):

                                                                   Six Months Ended
                                                                        June 30,
                                                                      2002      2001
Purchased transportation costs .................................   $25,838   $38,579
Operating supplies and expenses ................................     2,970     4,805
Claims .........................................................       696     1,657
Insurance ......................................................     2,366     1,560
Operating taxes and licenses ...................................     1,120     1,929
                                                                   -------   -------
                                                                   $32,990   $48,530
                                                                   =======   =======

     Material components of accrued liabilities are as follows (in thousands):


                                                                        June 30 December 31
                                                                         2002      2001
                                                                        ------- -----------
Government fees .....................................................   $  211   $  283
Workers' compensation ...............................................      549      405
Customer incentives .................................................      287      150
Real estate taxes ...................................................      104      107
Other accrued liabilities ...........................................      925    1,555
                                                                        ------   ------
                                                                        $2,076   $2,500
                                                                        ======   ======

     Government fees represent amounts due for fuel taxes, permits and use taxes related to linehaul transportation costs.

     Workers' compensation represents estimated amounts due claimants related to unsettled claims for injuries incurred by Morgan employee-drivers. These claim amounts due are established by the Morgan's insurance carrier and reviewed by management on a monthly basis.

     Customer incentives represent volume discounts earned by certain customers. The customer incentives earned are computed and recorded monthly based upon linehaul revenue for each respective customer. The incentives are generally paid quarterly and are recorded as a contra-revenue account in the Consolidated Statements of Operations.

     Other accrued liabilities consist of various accruals for professional services, group health insurance, payroll and payroll taxes, and other items, which individually are less than 5% of total current liabilities.

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

     Issuance of Non-transferable Warrants

     On December 12, 2001, Morgan issued non-transferable warrants to purchase shares of common stock to the holders of Class A and Class B common stock. Each warrant entitles the holder to purchase one share of their same class of common stock at an exercise price of $9.00 per share through the expiration date of December 12, 2006. The Class A warrants provided that the exercise price would be reduced to $6.00 per share during a Reduction Period of at least 30 days during the five-year exercise period.

     On February 19, 2002, Morgan's Board of Directors agreed to set the exercise price reduction period on the Class A warrants to begin on February 26, 2002 and to extend for 63 days, expiring on April 30, 2002 (the "Reduction Period"). Morgan's Board of Directors agreed to reduce the exercise price of the warrants to $2.25 per share, instead of $6.00 per share, during the Reduction Period. Morgan's Board of Directors reduced the exercise price to $2.25 to give warrant holders the opportunity to purchase shares at a price in the range of recent trading prices of the Class A common stock. All other terms regarding the warrants, including the expiration date of the warrants, remain the same. As of the close of the temporary Reduction Period on April 30, 2002, Morgan received $535,331 with the exercise of 237,925 warrants at $2.25 each. The Company exercised 5,000 of its warrants. Subsequent to the exercise, the Company owned 64.2% of Morgan's equity interest and 77.6% of Morgan's voting ownership. Unexercised warrants remain outstanding and exercisable at $9.00 each.

Note 8.Income Taxes

     In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the temporary differences become deductible. A valuation allowance was recorded in 2001 to reduce the net deferred tax assets to zero as the Company has experienced cumulative losses for financial reporting for the last three years. Management considered, in reaching the conclusion on the required valuation allowance, given the cumulative losses, that it would be inconsistent with applicable accounting rules to rely on future taxable income to support full realization of the deferred tax asset. As of June 30, 2002, the Company had no net deferred tax assets recorded.

     As of December 31, 2001, the Company recorded an income tax refund receivable of $591,000. During the first quarter, 2002, as a result of a new tax law, the Company qualified for a five year carry back of its net operating losses versus a previously allowed two year carry back. The impact of this tax law change resulted in a $1,047,000 increase in the income tax refund receivable recorded during the first quarter. The total income tax refund of $1,638,000 was received in May 2002.

Note 9.Segment Reporting

     Description of Services by Segment

     The Company operates in five business segments: Manufactured Housing, Vehicle Delivery, Pickup, Towaway, and Insurance and Finance. The Manufactured Housing segment primarily provides specialized transportation to companies which produce manufactured homes and modular homes through a network of terminals located in seventeen states. The Vehicle Delivery segment provides outsourcing transportation primarily to manufacturers of recreational vehicles, commercial trucks, and other specialized vehicles through a network of service centers in four states. The Pickup and Towaway segments consist of large trailer, travel and small trailer delivery. The last segment, Insurance and Finance, provides insurance and financing to the Company's drivers and independent owner-operators. The Company's segments are strategic business units that offer different services and are managed separately based on the differences in these services.

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

     The following table presents the financial information for the Company's reportable segments for the three-month and six-month periods ended June 30, (in thousands):



                                                                                    Three Months Ended     Six Months Ended June
                                                                                        June 30,               June 30,
                                                                                        2002        2001        2002        2001
                                                                                    --------    --------    --------    --------
Operating revenues:
   Manufactured housing .........................................................   $  8,521    $ 17,972    $ 16,238    $ 32,344
   Vehicle delivery .............................................................      5,114       4,695       9,752       9,227
   Pickup .......................................................................      2,621       2,291       4,888       4,109
   Towaway ......................................................................      1,403       3,686       2,674       6,005
   Insurance and finance ........................................................        383         665         798       1,325
                                                                                    --------    --------    --------    --------
Total operating revenues ........................................................   $ 18,042    $ 29,309    $ 34,350    $ 53,010
                                                                                    ========    ========    ========    ========

Segment income (loss) - EBITDA:
   Manufactured housing .........................................................   $ (3,045)   $    587    $ (3,975)   $    165
   Vehicle delivery .............................................................       (599)       (195)       (869)       (364)
   Pickup .......................................................................        (24)        157        (163)        108
   Towaway ......................................................................       (113)         25        (216)        (23)
   Insurance and finance ........................................................       (212)         74        (112)
                                                                                                                             514
Holding's administrative expenses ...............................................        (18)       --           (55)       --
                                                                                     --------    --------    --------    --------
                                                                                      (4,011)        648      (5,390)        400
Depreciation and amortization ...................................................        (86)       (250)       (172)       (477)
Interest expense ................................................................        (99)        (27)       (173)        (93)
Gain on sale of subsidiary stock ................................................        162        --           162
                                                                                     --------    --------    --------    --------

Income (loss) before income taxes, minority interest, and cumulative effect of change in accounting principle

                                                                                    $ (4,034)   $    371    $ (5,573)   $   (170)
                                                                                    ========    ========    ========    ========

Note 10. Commitments and Contingencies

     Morgan is involved in various legal proceedings and claims that have arisen in the normal course of business for which Morgan maintains liability insurance covering amounts in excess of its self-insured retention. Morgan's management believes that adequate reserves have been established on its self-insured claims and that their ultimate resolution will not have a material adverse effect on the consolidated financial position, liquidity, or operating results of the Company.

Note 11. Subsequent Events

     In August 2002, Morgan decided to exit the business of providing transportation services to the manufactured housing industry. On August 14, 2002 Morgan sold the manufactured housing transportation division of the company to Bennett Truck Transport, L.L.C., ("Bennett") a privately held company headquartered in McDonough, Georgia. The assets included in the sale are substantially all personal property, customer lists, driver files, and certain vehicles and vehicle finance contracts. The sale excludes real property, computer and copier equipment, and personal property at Morgan's headquarters in Elkhart, Indiana. The agreement calls for Bennett to pay Morgan $1,050,000. As a result of the sale of the manufactured housing division, Morgan has recorded an impairment of assets in the accompanying financial statements to record the expected loss on the sale of this division as calculated in the below table. The impairment of assets is recorded on the balance sheet as a reduction of goodwill.


Sale proceeds ...............   $ 1,050,000
Net book value of assets sold      (550,000)
Net book value of goodwill ..    (2,570,000)
                                -----------
Net gain / (loss) on disposal   ($2,070,000)
                                ===========

Note 12. Review by Independent Accountant

     On May 14, 2002 Morgan named a new independent accountant. The transition from the previous accountant to the successor accountant has not been completed to permit the successor accountant to complete a review of the financial statements contained in Morgan's Form 10-Q for the period ended June 30, 2002 because the prior accountant has not made certain work papers available to the successor accountant. For the same reason, the accompanying Form 10-Q for the period ended June 30, 2002 has not been reviewed by the Company's independent accountants.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations


RESULTS OF OPERATIONS

For the Quarter Ended June 30, 2002

Consolidated Results

Revenues for the second quarter 2002 were down 38% to $18.0 million versus $29.3 million reported in the year-ago quarter. The Company reported revenue improvements of 14% in the pickup division and 9% in the vehicle delivery division. These increases were offset by a 53% decline in revenue from the manufactured housing division and 62% in the towaway division.

The Company renewed its liability and workers compensation insurance on July 1, 2002 resulting in increased expense primarily driven by insurance market conditions. The liability insurance market for trucking companies has been negatively impacted by increased loss ratios, higher credit risks and a decrease in available capacity in the excess reinsurance market. The Company is attempting to recover as much of this increase as possible in the form of apportioned insurance charges to customers.

Operating costs were 96.9% of total revenues for the quarter compared to 90.9% in prior year. Insurance premiums increased from 2.6% in 2001 to 6.5% of operating revenues in 2002 due to increased premium rates. Selling, general and administrative expenses were 13.8% of revenue compared to 6.9% of revenue in the second quarter of 2001. The Company recorded a $2.0 million impairment on assets in conjunction with the sale of a division in August 2002.

The reduced revenue and increased insurance expense and impairment of assets charge resulted in an operating loss of $4.1 million in the current period compared to operating income of $371,000 in 2001.

Segment Results

The following discussion sets forth certain information about segment results.

Manufactured Housing

Revenues for the manufactured housing division decreased by $9.4 million or 53% in the second quarter compared to the prior year. This decrease in revenue is driven by a continued industry recession and the loss of the Company's largest customer, Oakwood Homes Corporation (NYSE: OH) effective October 1, 2001. Revenues from Oakwood declined by $3.7 million in the second quarter of 2002 as compared to 2001. Industry shipments of manufactured homes declined by 10% in the second quarter of 2002 according to the Manufactured Housing Institute.

Effective August 14, 2002, Morgan disposed of its manufactured housing division. See Part II, Item 1 below for a description of this transaction. After August 14, 2002, the revenue and expenses from this division will no longer be reflected in the statements of operations.

For the six months ended June 30, 2002, the manufactured housing division EBITDA loss of $4.0 million includes an asset impairment charge of $2.1 million associated with the sale of the division in August, 2002.

For the quarter, the manufactured housing division EBITDA loss of $4.0 million includes an asset impairment charge of $2.1 million associated with the sale of the division in August, 2002.

In September, Morgan filed a lawsuit alleging that one of its former senior officers had conspired with a competitor to misappropriate Morgan's drivers, employees, customers and trade secrets both during that officer's employment with Morgan and after she left Morgan. The court issued a preliminary injunction in favor of the Company on September 28, 2001. In addition, Morgan is seeking monetary damages as well as a permanent injunction against unfair competition and unlawful interference with Morgan's contracts. Competition with the parties named in the lawsuit has resulted in decreased revenues and operating margin for the Company's manufactured housing division.

Vehicle Delivery

Operating revenues for the vehicle delivery division in the quarter increased by $420,000 or 9% from prior year as a result of an increase in demand for new recreational vehicles. Revenues in this division are anticipated to increase driven by stronger customer outlook and production of recreational vehicles.

Pickup

The pickup division, which utilizes independent contractors with dual-axle pick-up trucks to move travel trailers and boats, reported 14% revenue growth compared to the prior year. The increase was attributable to an increase in demand for new recreational vehicles and an increase in the size of the Company's fleet.

Towaway

Operating revenues for the towaway division that leases independent contractors with Class 8 tractors decreased 62% compared to the prior year. The decrease was the result of a 48% decrease in the Company's fleet size of trucks from 113 to 59.

Insurance and Finance

Our Insurance and Finance segment provides insurance and financing services to our drivers and independent owner-operators. Insurance and Finance operating revenues decreased $284,000 or 43% in the second quarter of 2002 as a result of decreases in the number of drivers and independent owner-operators.


For the Six Months Ended June 30, 2002

Consolidated Results

Revenues for the first six months of 2002 decreased $18.7 million or 35% compared to 2001. The Company reported revenue improvements of 19% in the pickup division and a 6.0% in the vehicle delivery division. The revenue improvements were offset by a 50% decline in revenue from the manufactured housing division and 56% in the towaway division.

Operating costs were 96.0% of total revenues for the six months ended June 30, 2002 compared to 91.5% for the prior year. Insurance premiums increased from 2.7% in 2001 to 7.1% of operating revenues in 2002 due to increased premium rates. Selling, general and administrative expenses were 13.5% of revenue compared to 7.7% of revenue for the prior year.

Manufactured Housing

Revenues for the manufactured housing division declined by $16.1 million or 50% for the first six months of 2002 as compared to the prior year. The decrease in revenue is the result of a continued industry recession and the loss of the Company's largest customer, Oakwood Homes Corporation effective October 1, 2001. Revenues from Oakwood declined by $7.4 million in the first six months of 2002 as compared to 2001. Industry shipments of manufactured homes declined by 5% in the first six months of 2002 according to the Manufactured Housing Institute.


Vehicle Delivery

Operating revenues in the vehicle delivery division for the first six months of 2002 increased $525,000 or 6% compared to 2001. This increase is primarily a result of increased demand for recreational vehicles in 2002 as compared to 2001.

Pickup

Operating revenues in the pickup division increased 19% during the first six months of 2002 to $4.8 million. The increase was attributable to an increase in demand for new recreational vehicles and an increase in the size of the Company's fleet.

Towaway

Operating revenues for the towaway division for the first six months of 2002 decreased to $2.7 million from $6.0 million in 2001. The 56% decrease was the result of a decrease in the size of the Company's fleet.

Insurance and Finance

Insurance and finance operating revenues for the first six months of 2002 decreased $527,000 or 66% compared to 2001. The decrease was the result of a decrease in the number of drivers and independent owner operators utilizing the insurance services.


LIQUIDITY AND CAPITAL RESOURCES

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company incurred operating losses and negative operating cash flows during the past two years and the first two quarters of 2002. These conditions raise substantial doubt about the Companys ability to continue as a going concern. The Company is actively seeking additional capital resources.

Morgan's ability to continue as a going concern is dependent upon its ability to successfully maintain its financing arrangements and to comply with the terms thereof. In the event that Morgan cannot maintain its borrowing capacity under the Credit Facility or meet other cash flow obligations, Morgan will be required to consider its options including potentially discontinuing operations or voluntary insolvency proceedings.

Effective July 1, 2002, Morgan renewed its primary liability insurance, workers compensation, cargo, and property insurance. Acquisition of liability insurance in the trucking industry has become increasingly more difficult and expensive over the past two years. As a result, Morgans insurance premiums have increased significantly in each of the insurance periods beginning July 1, 2001 and 2002. Morgan is attempting to recover as much of this increase as possible from customers in the form of apportioned insurance charges. The net impact on Morgans operating results for the next 12 months cannot be determined at this time.

Morgan had a $600,000 premium finance payment due on August 19, 2002, which Morgan was not able to pay. The finance company intends to initiate cancellation of the Morgans current insurance program which will take 10 to 30 days.

Based on Morgans sale of its manufactured housing division on August 14, 2002, Morgan is seeking new liability and workers compensation insurance programs. Morgan plans to reduce the total cost of the program as Morgan will be running significantly fewer miles and overall accident risk will decrease. The manufactured housing division has historically generated the vast majority of Morgans liability claims. The remaining three divisions have experienced less claim cost per mile over the past six years. Morgans ability to obtain an affordable liability and workers compensation insurance program before the existing program expires is uncertain. In the event Morgan does not have liability and workers compensation insurance, the Company would be forced to cease operations.

The $12.5 million, three-year Credit Facility is used for working capital purposes and to post letters of credit for insurance contracts. As of June 30, 2002, Morgan had outstanding borrowing of $534,000 and $7.0 million outstanding letters of credit on the Credit Facility. Credit Facility borrowings bear interest at a rate per annum equal to either Bank of New York Alternate Base Rate ("ABR") plus one-half percent or, at the option of Company, absent an event of default, the one month London Interbank Offered Rate ("LIBOR") as published in The Wall Street Journal, averaged monthly, plus three percent. Borrowings and posted letters of credit on the Credit Facility are limited to a borrowing base calculation that includes 85% of eligible receivables and 95% of eligible investments, and are subject to certain financial covenants including minimum tangible net worth, maximum funded debt, minimum fixed interest coverage and maximum capital expenditures. The facility is secured by accounts receivable, investments, inventory, equipment and general intangibles. The facility may be prepaid anytime with prepayment being subject to a 3%, .75% and .25% prepayment penalty during year 1, 2 and 3, respectively.

On February 7, 2002, Morgan obtained a temporary over-advance on its credit availability on the Credit Facility of $1 million and provided the lender a second mortgage on real estate in Elkhart, Indiana. On April 5, 2002 Morgan repaid $500,000 of the over-advance. The remaining $500,000 over-advance was eliminated on May 31, 2002. Morgan used the proceeds from the exercise of the warrants of $535,000 and income tax refund of $1,638,000 million to repay this advance.

As of March 31, 2002 and June 30, 2002, Morgan was in violation of the following covenants under the Credit Facility: minimum tangible net worth, maximum funded debt and letters of credit to EBITDA and minimum fixed charge coverage. Morgan has not requested a waiver of these covenant violations and the lender has continued to advance on the Credit Facility.

At June 30, 2002, advances against the Credit Facility were greater than the formula borrowing base calculation by $1.4 million. Morgan is seeking to obtain an agreement with the lender to continue to over advance on the Credit Facility by up to $1.5 million in exchange for security interests in all unsecured real estate and specified future cash payments. All advances under the Credit Facility would continue to be at the lenders sole discretion as a result of covenant violations and the agreement. The $1.5 million over advance would be reduced by $600,000 on September 30, 2002, $200,000 on October 31, 2002,
$350,000 on November 30, 2002, and $350,000 on December 31, 2002 under the proposed agreement. The maximum amount of the Credit Facility would be reduced to $8.0 million and the facility would expire on December 31, 2002. The documentation has been prepared with the lender but has not been executed pending resolution of collateral issues. Morgan cannot give assurance that an agreement will be executed. In the event an agreement is not reached, the lender may exercise its remedies under the Facility, including immediate demand of outstanding borrowings.

Morgan is cooperating with an investigation initiated by Morgan Group Holding Co., which owns 64.2% of the Companys common stock and 77.6% of the Companys voting stock, to determine facts associated with the origination, reporting and resolution of the over advance on the Credit Facility and any resulting financial statement consequences.


On April 5, 2002, Morgan obtained a new $1,400,000 mortgage secured by the Company's land and buildings in Elkhart, Indiana. Loan proceeds were used to retire the previous first mortgage of $500,000 and repay a $500,000 over-advance on the Credit Facility. The remaining proceeds were used for short-term working capital purposes to the extent they were not restricted. The mortgage is for a one-year period due April 5, 2003 and bears a blended interest rate of 13.5% on the first $1.25 million of principal and 8% on the remaining $150,000 of principal. The loan contains a minimum interest requirement of $101,000 and otherwise may be prepaid at any time with no penalties.

Morgan was delinquent in making an interest payment on this mortgage loan on August 1, 2002. The lender did not accept the subsequent late payment. On August 8, 2002, the lender declared Morgan in default on the note and issued a demand letter for immediate payment of full principle and interest of $1.48 million. Morgan cannot comply with the demand for payment and is currently seeking to negotiate a forbearance agreement with the lender. The resolution of this default and impact on Morgan cannot be determined at this time. If a forbearance agreement cannot be obtained, the lender may exercise its remedies including foreclosure on the real estate.

Effective July 1, 2002, Morgan renewed its primary liability incurance, workers compensation, cargo, and property insurance. Acquisition of liability insurance in the trucking industry has become increasingly more difficult and expensive over the past two years. As a result, the Company' insurance premiums have increased significantly in each of the insurance periods beginning July 1, 2001 and 2002. Morgan is attempting to recover as much of this increase as possible from customers in the form of apportioned insurance charges. The net impact on the Company's operating results for the next 12 months cannot be determined at this time.

As of December 31, 2001, the Company recorded an income tax refund due of $591,000. During the first quarter, 2002, as a result of a new tax law, the Company qualified for a five year carry back of its net operating losses versus a previously allowed two year carry back. The impact of this tax law change resulted in a $1,047,000 increase in the income tax refund recorded during the first quarter. The total income tax refund of $1,638,000 million was received in May 2002.

On February 19, 2002, Morgan's Board of Directors agreed to set the exercise price reduction period on the Class A warrants to begin on February 26, 2002 and to extend for 63 days, expiring on April 30, 2002 (the "Reduction Period"). Morgan's Board of Directors agreed to reduce the exercise price of the warrants to $2.25 per share, instead of $6.00 per share, during the Reduction Period. Morgan's Board of Directors reduced the exercise price to $2.25 to give warrant holders the opportunity to purchase shares at a price in the range of recent trading prices of the Class A common stock. All other terms regarding the warrants, including the expiration date of the warrants, remain the same. As of the close of the temporary Reduction Period on April 30, 2002, the Company received $535,331 with the exercise of 237,925 warrants at $2.25 each. Holding exercised 5,000 of its warrants. Subsequent to the exercised, the Company owned 64.5% of Morgan's equity interest and 77.6% of Morgan's voting ownership. Unexercised warrants remain outstanding and exercisable at $9.00 each.

Morgan accounts receivable provide much of the collateral base for the credit facility, which supports outstanding letters of credit and provides borrowing capacity for working capital. The impact of decreased revenues and accounts receivable have, therefore, reduced the borrowing capacity and liquidity to minimal levels. Morgan's management continues to aggressively pursue financing options allowing Morgan to meet its liquidity requirements during this slow period until accounts receivable recover to stronger levels. Morgan's management is working with its lenders to maintain existing credit arrangements and to obtain additional financing. In addition, management will continue to consider strategic alternatives, potentially including sales of assets.

The Company's and Morgan's ability to continue as a going concern is dependent upon its ability to successfully maintain its financing arrangements and to comply with the terms thereof.

At this time, Morgan's ability to successfully cover its financial obligations is uncertain; however, management believes that internally generated funds together with the recent equity infusion, income tax refund and resources available under the credit and mortgage facilities will increase the likelihood that Morgan will be able to meet its capital and liquidity requirements through the end of the year.

Impact of Seasonality

Shipments of manufactured homes tend to decline in the winter months in areas where poor weather conditions inhibit transport. This usually reduces operating revenues in the first and fourth quarters of the year. Our operating revenues, therefore, tend to be stronger in the second and third quarters.

FORWARD LOOKING DISCUSSION

This report contains a number of forward-looking statements, including statements regarding the prospective adequacy of the Company's liquidity and capital resources in the near term. From time to time, the Company may make other oral or written forward-looking statements regarding its anticipated operating revenues, costs and expenses, earnings and other matters affecting its operations and condition. Such forward-looking statements are subject to a number of material factors, which could cause the statements or projections contained therein, to be materially inaccurate. Such factors include, without limitation, the risk of declining production in the manufactured housing industry; the risk of losses or insurance premium increases from traffic accidents; the risk of loss of major customers; risks that the Company will not be able to attract and maintain adequate capital resources; risks of competition in the recruitment and retention of qualified drivers in the transportation industry generally; risks of acquisitions or expansion into new business lines that may not be profitable; risks of changes in regulation and seasonality of the Company's business. Such factors are discussed in greater detail in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

PART II - OTHER INFORMATION

Item 1 - Legal Proceedings

No New Developments.

Item 4 - Submission of Matters to Vote of Security Holders

Item 6 - Exhibits and Reports on Form 8-K

          (a)  Exhibits: None

          (b)  Report on Form 8-K: None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MORGAN GROUP HOLDING CO.



                                       BY: /s/ Robert E. Dolan
                                       --------------------
                                       Chief Financial Officer


                                       DATE:   August 19, 2002