Form 10-Q
period 2002-09-30
MORGAN GROUP HOLDING CO
filed 2002-11-14
CIK 1162283

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                    ---------



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For the period ended September 30, 2002



                            MORGAN GROUP HOLDING CO.
                            ------------------------
                            401 Theodore Fremd Avenue
                               Rye, New York 10580
                                 (914) 921-1877

 Delaware                         333-73996               13-4196940
 --------                         ---------               ----------
 State of                   (Commission File Number)    (IRS Employer
Incorporation)                                       identification Number)



The Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


     The number of shares outstanding of each of the Company's classes of common stock at November 1, 2002 was 3,055,345.

================================================================================

                            Morgan Group Holding Co.

                                      INDEX


                                                                          PAGE
                                                                         NUMBER

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements
        --------------------

        Consolidated Balance Sheets as of
        September 30, 2002 and December 31, 2001                           1

        Consolidated Statements of Operations for the
        Three-Month and Nine-Month Periods
        Ended September 30, 2002 and 2001                                  2

        Consolidated Statements of Cash Flows for the
        Nine-Month Periods
        Ended September 30, 2002 and 2001                                  3

        Notes to Consolidated Financial
        Statements as of September 30, 2002                              6-11

Item 2. Management's  Discussion and Analysis of Financial Condition and Results
        ------------------------------------------------------------------------
        of Operations                                                   12-13
        -------------

Item 4. Control and Procedures                                            14
        ----------------------

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                  15
        --------------------------------

Parent Company Financials                                               16-18

SIGNATURE                                                                 19





PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                            Morgan Group Holding Co.
                           Consolidated Balance Sheets
           (Dollars and shares in thousands, except per share amounts)

                                                    Sptember 30      December 31
                                                       2002             2001
                                                       ----             ----
ASSETS                                              (Unaudited)        (Note 1)
Current assets:
   Cash and cash equivalents .......................     $    958      $  1,517
   Investments - restricted ........................        2,648         2,624
   Accounts receivable, net of allowances
        of $248 in 2002 and $439 in 2001 ...........        5,531         6,322
   Refundable taxes ................................           43           591
   Prepaid insurance and other current assets ......          734         2,203
                                                         --------      --------
Total current assets ...............................        9,914        13,257

Property and equipment, net ........................        2,340         3,339
Goodwill and non-compete agreements, net ...........         --           6,256
Other assets .......................................           59           132
                                                         --------      --------
Total assets .......................................     $ 12,313      $ 22,984
                                                         ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Current debt ....................................     $  1,280      $    580
   Trade accounts payable ..........................        4,820         4,505
   Accrued liabilities .............................        1,980         2,500
   Accrued claims payable ..........................        2,090         3,028
   Refundable deposits .............................          526           675
   Current portion of long-term debt ...............          163           169
                                                          -------       -------
Total current liabilities ..........................       10,859        11,457
Long-term debt, less current portion ...............            7            13
Long-term accrued claims payable ...................        4,449         4,078
Minority interests .................................         --           2,201
Shareholders' equity:
Preferred stock, $0.01 par value,
  1,000,000 shares authorized,
  none outstanding .................................         --            --
Common stock, $0.01 par value,
  10,000,000 shares authorized,
  3,055,345 outstanding ............................           30            30
Additional paid-in-capital .........................        5,612         5,614
Accumulated deficit ................................       (8,644)         (409)
                                                         --------      --------
Total shareholders' equity .........................       (3,002)        5,235
                                                         --------      --------
Total liabilities and shareholders' equity .........     $ 12,313      $ 22,984
                                                         ========      ========

See notes to consolidated financial statements.

                            Morgan Group Holding Co.
                      Consolidated Statements of Operations
           (Dollars and shares in thousands, except per share amounts)
                                   (Unaudited)


                                                               Three Months Ended        Nine Months Ended
                                                                 September 30               September 30
                                                                 2002        2001        2002        2001

Operating revenues ........................................   $ 12,092    $ 28,701    $ 46,442    $ 81,710

Costs and expenses:
   Operating costs ........................................     11,716      26,533      44,706      75,061
   Selling, general and administration ....................      2,546       2,127       7,226       6,208
   Loss on impairment and sale of assets ..................      1,636        --         3,706        --
   Depreciation and amortization ..........................         73         210         245         688
                                                                ------      ------      ------      ------
                                                                15,971      28,870      55,883      71,201

Operating income (loss) ...................................     (3,879)       (169)     (9,441)       (247)
Interest expense, net .....................................       (169)        (90)       (342)       (182)
Gain on sale of subsidiary stock ..........................       --          --           162        --
                                                               ------       ------      ------     -------
Income (loss) before income taxes, minority
  interests and cumulative effect of change in accounting
  principle ...............................................     (4,048)       (259)     (9,621)       (429)
Income tax benefit ........................................       --            --       1,125         255
Minority interests ........................................        234          69       1,829          31
                                                               -------      ------      ------     -------
Income (loss) before cumulative effect of
   change in accounting principle .........................     (3,814)       (190)     (6,667)       (143)
Cumulative effect of change in accounting principle, net of
minority interest of $722 (Note 3) ........................       --           --       (1,568)       --
                                                              --------    --------     --------    --------
Net income (loss) .........................................   $ (3,814)   $   (190)   $ (8,235)   $   (143)
                                                              ========    ========    ========    =========

Basic and diluted income (loss) per share:
    Income (loss) before cumulative effect of change
     in accounting principle ..............................   $  (1.25)   $  (0.06)   $  (2.18)   $  (0.05)
    Cumulative effect of change in accounting principle ...       --           --        (0.52)        --
                                                              --------    --------    --------    --------
    Net income (loss) per common share ....................   $  (1.25)   $  (0.06)   $  (2.70)   $  (0.05)
                                                              ========    ========    ========    ========
Weighted average shares outstanding .......................      3,055       3,055       3,055       3,055


See notes to consolidated financial statements

                            Morgan Group Holding Co.
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)
                                                           Nine Months Ended
                                                              September 30
                                                           2002       2001
                                                         --------   --------
Operating activities:
     Net income (loss) .................................   $(8,235)   $  (143)
   Adjustments to reconcile net income (loss) to net
     cash used in operating activities:
     Cumulative effect of change in accounting
       Principle .....................................     1,568       --
     Depreciation and amortization ...................       245        688
     Loss on disposal of property and equipment ......        87         12
     Loss on impairment and sale of assets ...........     3,507       --
     Gain on sale of subsidiary stock ................      (162)      --
     Minority interests ..............................    (1,829)       (31)
  Changes in operating assets and liabilities:
     Accounts receivable .............................     1,441     (1,784)
     Refundable taxes ................................       548        368
     Prepaid expenses and other current assets .......     1,469     (3,131)
     Other assets ....................................        73        464
     Trade accounts payable ..........................       315      2,433
     Accrued liabilities .............................      (520)       785
     Accrued claims payable ..........................      (568)      (512)
     Refundable deposits .............................      (149)      (203)
                                                          ------     ------
     Net cash used in operating activities ...........    (2,210)    (1,054)

Investing activities:
   Change in restricted investments ..................       (24)    (2,623)
   Purchases of property and equipment ...............       (16)       (98)
   Proceeds from sale of property and equipment ......       518       --
   Other .............................................       (25)      (133)
                                                          ------     ------
   Net cash provided by (used in) investing activities       453     (2,854)

Financing activities:
   Net proceeds from (payments on) credit facility ...      (260)     1,369
   Net proceeds from real estate loan ................       900       --
   Principal payments on long-term debt ..............       (12)      (160)
   Investment by and advances (to) from Lynch
      Interactive Corporation ........................      --        2,000
   Minority interest transactions ....................       514       --
                                                          -------    ------
Net cash provided by (used in) financing activities ..     1,198      3,209

Net decrease in cash and equivalents .................       559       (699)

Cash and cash equivalents at beginning of period .....     1,517      2,092
                                                         -------    -------

Cash and cash equivalents at end of period ...........   $   958    $ 1,393

                                                         =======    =======
  See notes to consolidated financial statements .....

                            Morgan Group Holding Co.
                          Notes to Financial Statements
                                   (Unaudited)

Note 1. Basis of Presentation

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

     On October 3, 2002, Morgan closed down its operations when its liability insurance expired and it was unable to secure replacement insurance. On October 18, 2002, Morgan and two of its operating subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division for the purpose of conducting an orderly liquidation of Morgan's assets.

     These consolidated financial statements as of and for the period ended September 30, 2002, have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business, any adjustments necessary to reflect ultimate realization of the assets in liquidation and satisfaction of the liabilities have not been reflected in the accompanying consolidated financial statements.

     In addition, the accompanying financial statements have been prepared using the historical basis of assets and liabilities and historical results of Interactive's interest in Morgan, which were contributed to the Company on December 18, 2001. However, the historical financial information presented herein reflects periods during which the Company did not operate as an independent public company and accordingly, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations, financial condition or cash flows of the Company in the future or what they would have been had the Company been an independent public company during the reporting periods.

     The financial statements represent combined financial statements through December 18, 2001 and include the accounts of Holding, Morgan and its subsidiaries. Subsequent to December 18, 2001, the financial statements represent the consolidated results of those entities. Significant intercompany accounts and transactions have been eliminated in combination/consolidation.

     The accompanying unaudited financial statements have been prepared by the Company, in accordance with generally accepted accounting principles in the United States for interim financial information and with instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and footnote disclosures normally included for complete financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such rules and regulations. The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete consolidated financial statements. The consolidated financial statements should be read in conjunction with the consolidated financial statements, notes thereto and other information included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

     Net loss per common share ("EPS") is computed using the number of common shares issued in connection with the Spin-Off as if such shares had been outstanding for all periods presented.

     The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments (consisting of normal recurring items) necessary for a fair presentation, in all material respects, of the financial position and results of operations for the periods presented. The preparation of financial statements in accordance with generally accepted accounting principles requires management to make estimates and assumptions. Such estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. As Morgan closed down its operation on October 3, 2002, the results of operations for the interim periods will not be indicative of the results for the entire year.

     The financial statements include the accounts of the Company and its majority owned subsidiary, Morgan. Morgan has the following subsidiaries:
     Morgan Drive Away, Inc., TDI, Inc., Interstate Indemnity Company, and Morgan Finance, Inc., all of which are wholly owned. Morgan Drive Away, Inc. has two subsidiaries, Transport Services Unlimited, Inc. and MDA Corp. Significant intercompany accounts and transactions have been eliminated in consolidation.

     Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

Note 2. Sale of Manufacturers Housing Division

     In August 2002, Morgan decided to exit the business of providing transportation services to the manufactured housing industry. On August 14, 2002 Morgan sold the manufactured housing transportation division of the company to Bennett Truck Transport, L.L.C., ("Bennett") a privately held company headquartered in McDonough, Georgia. The assets included in the sale are substantially all personal property, customer lists, driver files, and certain vehicles and vehicle finance contracts. The sale excludes real property, computer and copier equipment, and personal property at Morgan's headquarters in Elkhart, Indiana. The agreement calls for Bennett to pay Morgan $1,050,000. During the nine months ended September 30, 2002, Morgan recorded a loss of $2,319,000 as a result of this sale, $2,070,000 which was recorded as of June 30, 2002 (see Note 3).

Note 3.Goodwill Impairment

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

     In connection with the sale of the manufactured housing division by Morgan in August 2002 (see Note 2), the Company recorded, in the Statement of Operations for the six months ended June 30, 2002, an estimated impairment of goodwill associated with the manufacturing housing division of $2,070,000 based upon the expected loss on the sale of that division.

     In addition, as a result of a continued deterioration of Morgan's operations, in the third quarter of 2002, Morgan recorded an impairment of all its then remaining goodwill of $1,387,000, due to the inability to project sufficient future cash flows to support the book value of such goodwill.

Note 4. Goodwill and Non-Compete Agreements

     The reconciliation of reported net income (loss) per share to adjusted net income (loss) per share for the periods ended September 30, 2002 and 2001 was as follows (in thousands, except per share data):

                                                 Three Months Ended      Nine Months Ended
                                                    September 30            September 30
                                                 2002         2001      2002        2001
                                                 ----         ----      ----        ----

Reported net income (loss) ...............   $  (3,814)   $  (190)   $  (8,235)   $  (143)
Add back:  Goodwill amortization .........        --           73         --          214
                                              --------    -------    ---------    -------
Adjusted net income (loss) ...............   $  (3,814)   $  (117)   $  (8,235)   $    71
                                             =========    =======    =========    =======

Basic and diluted income (loss) per share:
Reported income (loss) per share .........   $  (1.25)    $ (0.06)   $   (2.70)   $ (0.05)
Add back:  Goodwill amortization .........       --          0.02          --        0.07
                                             ---------     ------    ---------    -------
Adjusted income (loss) per share .........   $  (1.25)    $ (0.04)   $   (2.70)   $  0.02
                                             ========     ========   =========    =======

     During the first nine months of 2002, Morgan paid $25,000 for non-compete agreements.

     Excluding goodwill,  amortization expense of the non-compete agreements was
     $39,000   and  $33,000  for  the  first  nine  months  of  2002  and  2001, respectively.

Note 5. Debt

     Credit Facility

     The $12.5 million, three-year Credit Facility is used for working capital purposes and to post letters of credit for insurance contracts. As of September 30, 2002, Morgan had outstanding no borrowings but $7.0 million outstanding letters of credit on the Credit Facility. Credit Facility borrowings bear interest at a rate per annum equal to either Bank of New York Alternate Base Rate ("ABR") plus one-half percent or, at the option of Morgan, absent an event of default, the one month London Interbank Offered Rate ("LIBOR") as published in The Wall Street Journal, averaged monthly, plus three percent. Borrowings and posted letters of credit on the Credit Facility are limited to a borrowing base calculation that includes 85% of eligible receivables and 95% of eligible investments, and are subject to certain financial covenants including minimum tangible net worth, maximum funded debt, minimum fixed interest coverage and maximum capital expenditures. The facility is secured by accounts receivable, investments, inventory, equipment, general intangibles and a second mortgage on land and buildings in Elkhart, Indiana. The facility may be prepaid anytime with prepayment being subject to a .75% and .25% prepayment penalty during years 2 and 3, respectively.

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

     Morgan was delinquent in making an interest payment on this mortgage loan on August 1, 2002. The lender did not accept the subsequent late payment. On August 8, 2002, the lender declared Morgan in default on the note and issued a demand letter for immediate payment of full principal and interest of $1,480,000 and subsequently, initiated a foreclosure on the real estate.

     Long Term Debt

     Long-term debt consisted of the following (in thousands):

                                                                            September 30      December 31
                                                                                2002              2001
                                                                                ----              ----
Promissory  notes  with  imputed  interest  rates  from 6.31%   to 9.0%,
   principal  and  interest  payments  due  from  monthly  to  annually,
   through March 31, 2004 ..............................................       $170                $182
Less current portion ...................................................        163                 169
                                                                               ----                ----
Long-term debt, net of current portion .................................       $  7                $ 13
                                                                               ====                ====

Note 6. Stockholders' equity

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

Note 7. Income Taxes

     In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the period in which the temporary differences become deductible. A valuation allowance was recorded in 2001 to reduce the net deferred tax assets to zero as the Company has experienced cumulative losses for financial reporting for the last three years. Management considered, in reaching the conclusion on the required valuation allowance, given the cumulative losses, that it would be inconsistent with applicable accounting rules to rely on future taxable income to support full realization of the deferred tax asset. As of September 30, 2002, the Company had no net deferred tax assets recorded.

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

Note 8.Segment Reporting

     Description of Services by Segment

     The Company operates in five business segments: Manufactured Housing (through August 14, 2002 - see Note 2), Vehicle Delivery, Pickup, Towaway, and Insurance and Finance. The Manufactured Housing segment primarily provided specialized transportation to companies which produce manufactured homes and modular homes through a network of terminals located in seventeen states. The Vehicle Delivery segment provides outsourcing transportation primarily to manufacturers of recreational vehicles, commercial trucks, and other specialized vehicles through a network of service centers in four states. The Pickup and Towaway segments consist of large trailer, travel and small trailer delivery. The last segment, Insurance and Finance, provides insurance and financing to the Company's drivers and independent owner-operators. The Company's segments are strategic business units that offer different services and are managed separately based on the differences in these services.

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

     The following table presents the financial information for the Company's reportable segments for the three-month and nine-month periods ended September 30, (in thousands):

                                                             Three Months Ended       Six Months Ended
                                                                September 30            September 30
                                                              2002        2001        2002        2001
                                                              ----        ----        ----        ----
Operating revenues:
   Manufactured housing ...............................   $  4,051    $ 17,811    $ 20,289    $ 50,154
   Vehicle delivery ...................................      4,508       4,533      14,260      13,760
   Pickup .............................................      1,829       2,177       6,717       6,286
   Towaway ............................................      1,408       3,552       4,082       9,557
   Insurance and finance ..............................        296         628       1,094       1,953
                                                          --------    --------    --------    --------
Total operating revenues ..............................   $ 12,092    $ 28,701    $ 46,442    $ 81,710
                                                          ========    ========    ========    ========

Segment income (loss) - EBITDA:
   Manufactured housing ...............................   $ (1,871)   $   (188)    $(5,846)     $ (23)
   Vehicle delivery ...................................     (1,095)       (218)     (1,964)      (582)
   Pickup .............................................       (423)        129        (586)        237
   Towaway ............................................       (382)        212        (598)        189
   Insurance and finance ..............................         33         106         (79)        620
   Holding's administrative expenses ..................        (68)         --        (123)         --
                                                          --------    --------    --------    --------
                                                            (3,806)         41      (9,196)        441
Depreciation and amortization .........................        (73)       (210)       (245)       (688)
Interest expense ......................................       (169)        (90)       (342)       (182)
Gain on sale of subsidiary stock ......................       --          --           162
                                                          --------    --------    --------    --------
Income (loss) before income taxes, minority interest,
and cumulative effect of change in accounting principle
                                                          $ (4,048)   $   (259)   $ (9,621)   $   (429)
                                                          ========    ========    ========    ========

Note 9. Commitments and Contingencies

     Morgan is involved in various legal proceedings and claims that have arisen in the normal course of business for which Morgan maintains liability insurance covering amounts in excess of its self-insured retention.

Note 10. Review by Independent Accountant

     On May 14, 2002 Morgan named a new independent accountant. The transition from the previous accountant to the successor accountant has not been completed to permit the successor accountant to complete a review of the financial statements contained in Morgan's Form 10-Q for the period ended June 30, 2002 because the prior accountant has not made certain work papers available to the successor accountant. Subsequent to September 30, 2002, Morgan's new independent accountant resigned. As a result of the Bankruptcy, Morgan's corporate, financial and accounting staff has been substantially reduced, thereby likely impairing the ability of Morgan to maintain internal controls and adequate disclosure controls and procedures. For these reasons, the accompanying Form 10-Q for the period ended September 30, 2002 has not been reviewed by the independent accountants.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

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

On October 3, 2002 Morgan closed operations when its liability insurance expired and it was unable to secure replacement insurance. On October 18, 2002, Morgan and two of its operating subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division for the purpose of conducting an orderly liquidation of Morgan's assets (the "Bankruptcy").

In August 2002, Morgan decided to exit the business of providing transportation services to the manufactured housing industry. On August 14, 2002 Morgan sold the manufactured housing transportation division of the company to Bennett Truck Transport, L.L.C., ("Bennett") a privately held company headquartered in McDonough, Georgia.

Results of Operations

Revenues for the three months ended September 30, 2002 were down by $16.6 million or 58% from the three months ended September 30, 2001. Manufacturing housing revenues were down by $13.8 million primarily as a result of the sale of that operation on August 14, 2002, vehicle delivery revenues were essentially the same as the previous year, pickup deliveries were down by $0.3 million due to the loss of drivers, towaway revenues were down by $2.2 million due to reduction in the fleet size of trucks, and insurance and finance revenues were down by $0.3 million due to lower number of drivers and independent contractors, in part due to the sale of the manufactured housing division.

Revenues for the nine months ended September 30, 2002 were down by $35.3 million or 43% from the nine months ended September 30, 2001. Manufacturing housing revenues were down by $29.9 million in part as a result of the sale of that operation in 2002 but also due to continued industry recession and the loss of the Company's largest customer, Oakwood Homes Corporation, effective October 1, 2001, vehicle delivery revenues were up by $0.5 million due to increased demand for new recreational vehicles, pickup deliveries were up by $0.4 million as increased demand for new recreational vehicles earlier in the year was offset by the later loss of drivers, towaway revenues were down by $5.5 million due to reduction in the fleet size of trucks and insurance and finance revenues were down by $0.9 million due to lower number of drivers and independent contractors, in part due to the sale of the manufactured housing division.

Operating costs were 92.3% of total revenues for the quarter compared to 92.4% in prior year. For the nine months ended September 30, 2002, operating costs were 96.3% of revenues compared to 91.9% in the prior year. Factors contributing to variances were: significant reduced revenues offset by overhead reductions, higher insurance costs in 2002, and the effects in the third quarter of 2002 of exiting the manufacturing housing business. Selling, general and administrative expenses increased by $0.4 million in the third quarter of 2002 from the third quarter of 2001 and increased by $0.9 million for the nine months ended September 30, 2002 from the same period last year due to increased workers compensation expense and professional fees associated with litigation. During the third quarter of 2002 the Company recorded an impairment of all its remaining goodwill of $1.4 million as a result a deterioration of its operations and a $0.2 million loss from the sale of the manufacturing housing division. The second quarter of 2002's results included a $2.0 million impairment on assets in conjunction with the sale of the manufactured housing division.

For the Three and Nine Months Ended September 30, 2002, Holdings incurred administrative expenses of $68,000 and $123,000 respectively. As the Company was formed in November 2001, no such expenses were incurred in the previous year periods.

Through June 30, 2002, the Company recorded the minority interests share of Morgan's net income (loss) in its Statement of Operations. During the third quarter of 2002, the continued recording of the minority interests share of Morgan's net loss would have resulted in the recording of an asset on the Company's Consolidated Balance Sheet. As the minority interests have no obligation to fund their share of such losses, the Company ceased recording the minority interests share of Morgan's losses on the date that such asset would have been created.

The Company's current investment in Morgan has a negative book value of $3.4 million as of September 30, 2002. Once Morgan's liquidation is complete and the Company has no effective ownership in Morgan, the elimination of this negative book value will result in a gain to the Company.

Liquidity and Capital Resources

As of September 30, 2002, Holding's only assets consisted of $437,000 in cash and its investment in Morgan. In addition the Company has recorded accrued expenses of $65,000.

It is currently anticipated that the liquidation value of the assets of Morgan will not be sufficient to satisfy all the liabilities of Morgan. Accordingly, Holding does not expect to receive any assets from its investment in Morgan. Additionally, it has not guaranteed any of the obligations of Morgan and does not anticipate funding of any of Morgan's obligations. With the liquidation of Morgan, the Company has no operating business and is in the process of evaluating its strategic alternatives. Its only costs are the administrative expenses required to make the regulatory filings needed to maintain its public status. These costs are estimated at $50,000 to $100,000 per year.

Item 4. Controls and Procedures

          (a)  Evaluation of disclosure controls and procedures.

               As a result of the Bankruptcy, Morgan's corporate, financial and accounting staff has been substantially reduced, thereby likely impairing the ability of Morgan to maintain internal controls and adequate disclosure controls and procedures. On November 12, 2002, Morgan filed a Form 15 with the Securities and Exchange Commission to terminate its registration under Section 12(g) of the Exchange Act. Given the current status of Morgan, neither the chief executive officer nor the chief financial officer of Holding have been able to evaluate the effectiveness of the disclosure controls and procedures of Morgan or the adequacy of Morgan's internal controls.

          (b)  Changes in internal controls.

               As a result of the Bankruptcy, Morgan's corporate, financial and accounting staff has been substantially reduced, thereby likely impairing the ability of Morgan to maintain internal controls and adequate disclosure controls and procedures. On November 12, 2002, Morgan filed a Form 15 with the Securities and Exchange Commission to terminate its registration under Section 12(g) of the Exchange Act. Given the current status of Morgan, neither the chief executive officer nor the chief financial officer of Holding have been able to evaluate the effectiveness of the disclosure controls and procedures of Morgan or the adequacy of Morgan's internal controls.

Forward Looking Discussion

This report contains a number of forward-looking statements, including statements regarding the prospective adequacy of the Company's liquidity and capital resources in the near term. From time to time, the Company may make other oral or written forward-looking statements regarding its anticipated operating revenues, costs and expenses, earnings and other matters affecting its operations and condition. Such forward-looking statements are subject to a number of material factors, which could cause the statements or projections contained therein, to be materially inaccurate. Such factors include the estimated administrative expenses of the Company on a go forward basis.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

          (a)  None

          (b)  None

                             BASIS OF PRESENTATION

The attached presentation of Parent Company Only data has not been prepared under general accounting principles but is a more economic analysis. Generally accepted accounting principles require the financial statements of Morgan Group Holding Co. to be consolidated with the financial statements of The Morgan Group, Inc. Currently Morgan Holding Co. owns 166,100 out of 1,486,082 shares of The Morgan Group, Inc. Class a Common Stock outstanding and all of the 2,200,000 shares of Class B Common Stock outstanding. This equates to a 64.2% equity interest and a 77.6% voting interest. The consolidated financial statements of Morgan Group Holding Co., included herein, have been prepared under general accepted accounting principles.


                            Morgan Group Holding Co.
                         Parent Company Only (Non GAAP)
                  Assets, Liabilities and Shareholders' Equity
          (Dollars and shares in thousands, except per share amounts)
                                  (Unaudited)

                                                   September 30      December 31
                                                       2002             2001
                                                       ----             ----
Current assets:
  Cash and cash equivalents                           $437             $500

Investment in The Morgan Group, Inc. (ASE:MG)
  (represents 166,100 out of 1,486,082 of Class
  A Common Stock and all of the 2,200,000 of Class B Common Stock outstanding)

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities                                            (65)
Shareholders' Equity:

Preferred stock, $0.01 value, 1,000,000 shares authorized, non outstanding.

Common  stock,  $0.01  par  value,   10,000,000  shares  authorized,   3,055,345
outstanding.

                            Morgan Group Holding Co.
                         Parent Company Only (Non GAAP)
                                Expenses/Income
          (Dollars and shares in thousands, except per share amounts)
                                  (Unaudited)

                                                Three Months    Nine Months
                                                   Ended          Ended
                                                September 30    September 30

                                                2002    2001    2002    2001
                                                ----    ----    ----    ----

Administration expenses                        $ (68)  $  --   $(123)  $  --
Interest income                                    1      --       6      --
                                               -----   -----   -----   -----
                                               $ (67)  $  --   $(117)  $  --
                                               -----   -----   -----   -----
Weighted average shares outstanding            3,055   3,055   3,055   3,055

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MORGAN GROUP HOLDING CO.


                                    BY: /s/ Robert E. Dolan
                                        -------------------
                                    Chief Financial Officer


DATE: November 14, 2002