Form 10-K
period 2002-12-31
MORGAN GROUP HOLDING CO
filed 2003-03-31
CIK 1162283

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2002    Commission file number  333-73996
------------------------------------------     ---------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------     -----------


                            MORGAN GROUP HOLDING CO.
                            ------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                    13-4196940
          --------                                    ----------
State of other jurisdiction                        (I.R.S. Employer
ncorporation or organization                      Identification No.)
401 Theodore Fremd Avenue, Rye, NY                      10580
----------------------------------                      -----
Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    (914) 921-1877
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to section 12(g) of the Act:  None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2 of the Act). Yes   No [X]

As of June 30, 2002, the aggregate market value of the Registrant's voting and nonvoting common equity held by non-affiliates of the Registrant was approximately $126,300, which value, solely for the purposes of this calculation, excludes shares held by the Registrant's officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

The number of outstanding shares of the Registrant's Common Stock was 3,055,345 as of March 26, 2003.


================================================================================

                                     PART I

Item 1. Business.

     Morgan Group Holding Co. (the "Company" or "MGHL") was incorporated in November 2001 to serve, among other business purposes, as a holding company for Lynch Interactive Corporation's controlling interest in The Morgan Group, Inc. Upon the Company's formation as a wholly owned subsidiary of Lynch Interactive Corporation, Lynch Interactive Corporation made a capital contribution to MGHL of $500,000. Lynch Interactive Corporation also transferred to us 161,100 shares of The Morgan Group, Inc.'s outstanding Class A common stock, warrants to purchase an additional 161,100 such shares at $9.00 per share, 2,200,000 shares of The Morgan Group, Inc.'s Class B common stock and warrants to purchase an additional 2,200,000 such shares at $9.00 per share, giving MGHL control of more than 80% of The Morgan Group, Inc.'s aggregate voting power. On January 24, 2002, Lynch Interactive spun off all but 235,294 of its shares in MGHL to its stockholders.

     Unfortunately, a combination of industry dynamics, poor management decisions, and a surge in insurance costs crippled Morgan. On October 3, 2002 Morgan ceased operations when its liability insurance expired and it was unable to secure replacement insurance. On October 18, 2002, The Morgan Group, Inc. and two of its operating subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division. As of December 31, 2002, the Debtors were conducting an orderly liquidation of their assets.

     Effective October 15, 2002, the shares of The Morgan Group, Inc., Class A Common Stock were delisted from the American Stock Exchange. The stock exchange determined that The Morgan Group, Inc.'s Class A Common Stock no longer satisfied Sections 1002, 1003 and 1009 of the listing rules.

     On November 12, 2002, The Morgan Group, Inc. filed a Certification and Notice of Termination of Registration under Section 12(g) of the Securities Exchange Act of 1934.

     The Company expects that its ownership interest in Then Morgan Group, Inc. will have no residual value upon completion of the liquidation of the assets of The Morgan Group Inc. The Company's strategy is to look for additional investment opportunities. However, the loss did yield capital loss of about $4.0 million.

Item 2. Properties.

          The Company owns no properties.

Item 3. Legal Proceedings.

          The Company is not a party to any legal proceedings.

Item 4. Submission of Matters To a Vote of Security Holders.

     The Company's Annual Meeting of Stockholders was held on August 9, 2002. Votes were cast with respect to the election of three directors of the Board of Directors to serve until the 2003 Annual Meeting of Stockholders as follows:

                                                    Number of Shares of
                    Number of Shares of        ommon Stock as to which Authority
Nominees          Common Stock Voted in Favor       to Vote was Withheld
--------           ---------------------------      --------------------
Mario J. Gabelli        1,583,849                         10,812
Robert E. Dolan         1,583,849                         10,812
John Fikre .....        1,583,849                         10,812

                                    PART II

Item 5.  Market  For The  Registrant's  Common  Equity And  Related  Stockholder
         Matters.

     The common stock commenced trading on the over-the-counter market on February 21, 2002. The following table sets forth the high and low market prices of the common stock for the periods indicated, as reported by published sources.

                                                Low         High
2002 Fiscal Year
First Quarter (beginning February 21, 2002)   $   1.75    $   0.85
Second Quarter ............................   $   1.40    $   0.51
Third Quarter .............................   $   0.55    $   0.12
Fourth Quarter ............................   $   0.20    $   0.02

     As of March 26, 2003, there were approximately 840 holders of record of the Company's common stock.

     The Company has never declared a cash dividend on its common stock and its Board of Directors does not anticipate that it will pay cash dividends in the foreseeable future.

Item 6. Selected Financial Data.

                            Morgan Group Holding Co.
                             Selected Financial Data
           (Dollars and shares in thousands, except per share amounts)

                                                                                   December 31, (1)
                                                           -------------- ------------ ------------ ------------- -------
                                                                 2002        2001         2000          1999       1998
                                                           -------------- ------------ ------------ ------------- -------

Administrative expenses ...................................   $   (64)        $--            $--          $--         $--
Investment income .........................................         6          --             --           --          --
                                                              -------      -------          ------       -------    ------
Loss from continuing operations ...........................       (58)         --             --           --          --
                                                              -------      -------          ------       -------    ------
Discontinued operations:
Loss from operations before cumulative effect of
  accounting change of The Morgan Group, Inc. - net of
income tax benefit (provision) of $1,125, $910, and
$(2,277), $(187) and $(594) respectively, and minority
interests of $3,021, $603, $2,133, $(28) and $(461)
respectively...............................................    (5,358)      (854)          (2,492)         (3)       420
Cumulative effect of accounting change at The Morgan
Group  Inc., net of minority interests of $722                 (1,568)         --              --           --         --
Gain from the adoption of liquidation basis
  of accounting at The Morgan Group, Inc. .................     2,182          --              --           --         --
                                                              -------      -------           ------        -------    ------
    Net loss ...............................................  $(4,802)     $(854)         $(2,492)        $(3)       $420
                                                               =======      =======        =======         =======    ======
Basic and diluted loss per share:
Loss from continuing operations ............................  $ (0.02)      $--            $--             $--        $--
Loss from operations before cumulative effect of
accounting  change of The Morgan Group, Inc. ...............    (1.75)     (0.28)            (0.82)        (0.00)     $0.14
Cumulative effect of accounting change at The Morgan
Group, Inc..................................................    (0.52)       --             --              --         --
Gain from the adoption of liquidation basis
  of accounting at The Morgan Group Inc. .....                   0.71        --             --              --         --
                                                              =======       =======        =======         =======    ======
    Net loss per common share ..............................  $ (1.57)      $ (0.28)       $(0.82)         $(0.00)    $0.14
                                                              =======       =======        =======         =======    ======

           Weighted average shares outstanding .............    3,055         3,055         3,055           3.055     3,055

                                                                                    December 31, (l)
                                                             -------        -------    ------   -------    ------
                                                               2002          2001       2000     1999       1998
                                                             -------        -------    ------   -------    ------

Cash ........................................................$ 433          $ 500      $--      $--       $--
Total Assets ................................................$ 433          $ 5,235    $3,661   $6,171    $6,486
Stockholders Equity .........................................$ 431          $ 5,235    $--      $--       $--
Equity, Investments by and advances from Lynch
   Interactive Corporation ..................................$--            $--        $3,661   $ 6,171   $6,486


(l) We were incorporated in November 2001 to serve as a holding company for Lynch Interactive Corporation's controlling interest in The Morgan Group, Inc. The transfer of the controlling interest was made to us on December 18, 2001. The accompanying combined financial data represents the combination, on a retroactive basis, of all of Lynch Interactive
     Corporation's interest in The Morgan Group, Inc. and the consolidated financial statements of The Morgan Group, Inc. as if the transfer by Lynch Interactive Corporation occurred on January 1, 1998. Subsequent to December 18, 2001, the financial statements represent the consolidated results of the Company. During 2002, due to Morgan's ceasing operations, its financial results are treated as discontinued operations in the above data. On October 18, 2002, Morgan filed for bankruptcy and adopted liquidation basis of accounting and the Company deconsolidated Morgan at that point.




Item 7. Management's Discussion and Analysis of Financial Condition and Plan of Operation.

Overview

The Company was incorporated in November 2001 as a wholly-owned subsidiary of Lynch Interactive Corporation ("Interactive") to serve as an acquisition vehicle. Initially, we received $500,000 cash and 68.5% of The Morgan Group, Inc. (Morgan)'s equity interest and 80.8% of Morgan's voting interest. On January 24, 2002, Interactive spun off 2,820,051 shares of our common stock through a pro rata distribution ("Spin-Off") to its stockholders. Interactive retained 235,274 shares at the time of the spin-off.

A combination of industry dynamics, poor management decisions, and a surge in insurance costs crippled Morgan. On October 3, 2002 Morgan ceased operations when its liability insurance expired and it was unable to secure replacement insurance. On October 18, 2002, Morgan and two of its operating subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division for the purpose of conducting an orderly liquidation of Morgan's assets.

As Morgan is in the process liquidation, in the accompanying financial statements the assets and liabilities and results of operations of Morgan have been reflected as a discontinued operation. In addition, the Company's management currently believes that it is very unlikely that the Company will realize any value from its equity ownership in Morgan. Given the fact that Holding has no obligation or intention to fund any of Morgan's liabilities, management believes that the Company's investment in Morgan will to have no value after the liquidation. As the liquidation of Morgan is under the control of the bankruptcy court, the Company believes it has relinquished control of Morgan and accordingly has ceased consolidating the financial statements of Morgan. As the Company's investment in Morgan was a negative of $2,182,000 at the date of adoption of the plan of liquidation. This resulted in a gain to Holdings of that amount.

On October 18, 2002, Morgan adopted the liquidation basis of accounting and accordingly, Morgan's assets and liabilities have been adjusted to estimate net realizable value. As the carry value of Morgan's liabilities exceeded the fair value of its assets, the liabilities were reduced to equal the estimated net realizable value of the assets.


As of December 31, 2002, the Company's only assets consisted of $433,000 in cash and an unrecognized asset relating to capital loss carryforward of about $4 million.

The Company currently has no operating businesses and will seek acquisitions as part of its strategic alternatives. Its only costs are the administrative expenses required to make the regulatory filings needed to maintain its public status. These costs are estimated at $50,000 to $100,000 per year.

Results of Operations

For the year ended December 31, 2002, the Company incurred administrative expenses of $64,000. As the Company was formed in November 2001 and Lynch Interactive paid the expenses associated with the spin-off, no such expenses administration were incurred by the Company in the year ended December 31, 2001..

Item 8. Financial Statements and Supplementary Data.

Financial Statements

           Balance Sheets as of
           December 31, 2002 and December 31, 2001

           Statements of Operations for the
           Three Years Ended December 31, 2002

           Statements of Cash Flows for the
           Three Years Ended December 31,2002

           Statements of Equity, Investments by
           And Advances from Lynch Interactive
           Corporation

           Notes to Financial
           Statements as of December 31, 2002

                            Morgan Group Holding Co.
                                 Balance Sheets
          (Dollars and shares in thousands, except per share amounts)

                                                   December 31,
                                               -----------------------
                                                2002          2001
                                               -----------------------
ASSETS
Current assets:
Cash and cash equivalents ...................   $   433    $   500
                                                -------    -------
   Total current assets .....................       433        500
Net assets of  The Morgan Group, Inc. .......      --        4,735
                                                -------    -------
   Total assets .............................   $   433    $ 5,235
                                                =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accrued expenses ............................   $     2    $  --
                                                -------    -------
   Total current liabilities ................         2       --
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
  1,000,000 shares authorized,
  none outstanding ..........................      --         --
Common stock, $0.01 par value,
  10,000,000 shares authorized,
  3,055,345 outstanding .....................        30         30
Additional paid-in-capital ..................     5,612      5,614
Accumulated deficit .........................    (5,211)      (409)
                                                -------    -------
   Total shareholders' equity ...............       431      5,235
                                                -------    -------
   Total liabilities and shareholders' equity   $   433    $ 5,235
                                                =======    =======

See notes to financial statements.

                            Morgan Group Holding Co.
                            Statements of Operations
           (Dollars and shares in thousands, except per share amounts)


                                                                          December 31,
                                                                ----------------------------
                                                                  2002       2001      2000
                                                                ----------------------------

Administrative expenses .......................................   $   (64)   $--        $--
Investment income .............................................         6     --         --
                                                                  -------    ------   -------
Loss from continuing operations ...............................       (58)    --         --
                                                                  -------    ------   -------
Discontinued operations (Notes 1 and 2):
Loss from operations before cumulative effect of
  accounting change of The Morgan Group, Inc. - net of
  income tax benefit (provision) of $1,125, $910, and $(2,277), respectively, and minority interests of $3,021, $603, and
  $2,133, respectively ........................................    (5,358)     (854)   (2,492)
Cumulative effect of accounting change at The Morgan Group
  Inc., net of minority interests of $722 .....................    (1,568)     --        --
Gain from the adoption of the liquidation basis of accounting
  at The Morgan Group, Inc. ...................................     2,182      --        --
                                                                  -------    ------   -------
    Net loss ..................................................   $(4,802)   $ (854)  $(2,492)
                                                                  =======    ======   =======

Basic and diluted loss per share:
Loss from continuing operations ...............................   $ (0.02)     --        --
Loss from operations before cumulative effect of accounting
   change of The Morgan Group, Inc. ...........................     (1.75)   $(0.28   $ (0.82)
Cumulative effect of accounting change at The Morgan Group,
   Inc.........................................................     (0.52)     --        --
Gain from the adoption of the liquidation basis of accounting
  at The Morgan Group Inc. ....................................      0.71      --        --
                                                                  =======    ======   =======
    Net loss per common share .................................   $ (1.57)   $(0.28)  $ (0.82)
                                                                  =======    ======   =======
                Weighted average shares outstanding ...........     3,055     3,055     3,055

See accompanying notes

                            Morgan Group Holding Co.
                            Statements of Cash Flows
                             (Dollars in thousands)

                                                                   December 31,
                                                          -------------------------------
                                                           2002       2001       2000
                                                          -------------------------------
Operating activities:
   Net loss ............................................   $(4,802)   $  (854)   $(2,492)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
     Increase in accrued expenses ......................         2       --         --
     Non-cash items and changes in operating assets
     and liabilities relating to the operations of The
     Morgan Group, Inc. ................................     3,082      1,363      3,365
                                                           -------    -------    -------
     Net cash provided by (used in) operating activities    (1,718)       509        873
                                                           -------    -------    -------

Investing activities:
   Investment in the Morgan Group Inc. .................       (11)    (2,000)      --
   Other ...............................................      --         --           18
   Investing activities relating to operations of The
   Morgan Group, Inc. ..................................       453       (753)      (124)
                                                           -------    -------    -------
   Net cash provided by (used in) investing activities .       442     (2,753)      (106)
                                                           -------    -------    -------

Financing activities:
   Investment by and advances from(to)Lynch Interactive
      Corporation ......................................      --        2,500        (18)
   Financing activities relating to operations of The
    Morgan Group, Inc. .................................     1,209        244       (749)
                                                           -------    -------    -------
Net cash provided by (used in) financing activities ....     1,198      2,744       (767)
                                                           -------    -------    -------
Net increase (decrease) in cash and equivalents ........       (67)       500       --
Cash and cash equivalents at beginning of period .......       500       --         --
                                                           -------    -------    -------
Cash and cash equivalents at end of period .............   $   433    $   500      $--
                                                           =======    =======    =======

  See accompanying  notes

  .
                            Morgan Group Holding Co.
                    Statements of Equity, Investments by and
                   Advances from Lynch Interactive Corporation
                             (Dollars in thousands)

                                                                                                   Equity,
                                                                                                 Investments
                                                                                                   by and
                                           Common                  Additional                   Advances from
                                           Stock      Common        Paid-in      Accumulated  Lynch Interactive
                                        Outstanding     Stock       Capital        Deficit       Corporation       Total
                                        ------------- ----------- ------------- --------------- --------------- -------------

Balance at January 1, 2000 .......        $--          $--          $--           $--         $    3,661         $    3,661
Capital transactions of The Morgan
  Group, Inc. ....................         --           --           --            --                (72)               (72)
Investment by Lynch Interactive
   Corporation ...................         --           --           --            --              2,000              2,000
Net loss through December 18,
                              2001         --           --           --            --               (445)              (445)
Issuance of shares to Lynch
   Interactive Corporation .......    3,055,345           30        5,614          --             (5,144)               500
Net loss subsequent to December
   18, 2001 ......................         --           --           --            (409)            --                 (409)
                                     ----------   ----------   ----------    ----------       ----------         ----------
Balance at December 31, 2001 .....    3,055,345           30        5,614          (409)            --                5,235
Capital transactions of The Morgan
   Group, Inc. ...................         --           --             (2)         --               --                   (2)
Net Loss for year ended December
   31, 2002 ......................         --           --           --          (4,802)            --               (4,802)
                                     ----------   ----------   ----------    ----------       ----------         ----------
Balance at December 31, 2002 .....   $3,055,345   $       30   $    5,612    $   (5,211)          $--            $      431
                                     ==========   ==========   ==========    ==========       ==========         ==========

  See accompanying notes.





                            Morgan Group Holding Co.
                          Notes to Financial Statements

Note 1. Basis of Presentation

          Morgan Group Holding Co. ("Holding" or "the Company") was incorporated in November 2001 as a wholly-owned subsidiary of Lynch Interactive Corporation ("Interactive") to serve, among other business purposes, as a holding company for Interactive's controlling interest in The Morgan Group, Inc. ("Morgan"). On December 18, 2001, Interactive's controlling interest in Morgan was transferred to Holding. At the time, Holding owned 68.5% of Morgan's equity interest and 80.8% of Morgan's voting interest. On January 24, 2002, Interactive spun off 2,820,051 shares of our common stock through a pro rata distribution ("Spin-Off") to its stockholders. Interactive retained 235,294 shares of our common stock to be distributed in connection with the potential conversion of a convertible note that had been issued by Interactive. Such note was repurchased by Interactive in 2002 and Interactive retains the shares.

          On October 3, 2002, Morgan ceased its operations when its liability insurance expired and it was unable to secure replacement insurance. On October 18, 2002, Morgan and two of its operating subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division for the purpose of conducting an orderly liquidation of Morgan's assets.

          As Morgan has ceased operations and is in the process liquidating itself, in the accompanying financial statements, the assets and liabilities and results of operations of Morgan have been reflected as a discontinued operation. In addition, Holding's management currently believes, it is very unlikely that it will realize any value from its equity ownership in Morgan, and given the fact that Holding has no obligation or intention to fund any of Morgan's liabilities, its investment in Morgan was believed to have no value after the liquidation. As the liquidation of Morgan is under the control of the bankruptcy court, the Company believes it has relinquished control of Morgan and accordingly, has ceased consolidating the financial statements of Morgan. As Holding's investment in Morgan was a negative $2,182,000, at the date of adoption of the plan of liquidation. This resulted in a gain to Holding of that amount.

          On October 18, 2002, Morgan adopted the liquidation basis of accounting and accordingly, Morgan's assets and liabilities have been adjusted to estimate net realizable value. As the carry value of Morgan's liabilities exceeded the fair value of its assets, the liabilities were reduced to equal the estimated net realizable value of the assets.


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

          The financial statements represent combined financial statements through December 18, 2001 and include the accounts of Holding, Morgan and its subsidiaries. Subsequent to December 18, 2001, the financial statements represent the consolidated results of those entities. As noted above as of October 18, 2002, the Company deconsolidated the operations of Morgan. Significant intercompany accounts and transactions have been eliminated in combination/consolidation.

          Net loss per common share ("EPS") is computed using the number of common shares issued in connection with the Spin-Off as if such shares had been outstanding for all periods presented.

          All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of cash equivalents approximates its fair value based on its liquid nature.

          At December 31, 2002 and 2001, the carrying value of financial instruments such as cash and cash equivalents, accounts receivable, trade payables and long-term debt approximates their fair values. Fair value is determined based on expected future cash flows, discounted at market interest rates, and other appropriate valuation methodologies.

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

          The financial statements include the accounts of the Company and through October, 18, 2002, its majority owned subsidiary, Morgan. Morgan has the following subsidiaries: Morgan Drive Away, Inc., TDI, Inc., Interstate Indemnity Company, and Morgan Finance, Inc., all of which are wholly owned. Morgan Drive Away, Inc. has two subsidiaries, Transport Services Unlimited, Inc. and MDA Corp. Significant intercompany accounts and transactions have been eliminated in consolidation. During 2002, Morgan is treated as a discontinued operations and previously issued financial statements have been restated to reflect that presentation.

     Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

Note 2. Net assets of Discontinued Operation

At December 31, 2002, the estimated value of Morgan's assets in liquidation were insufficient to satisfy its estimated obligations. Net assets(liabilities) of the Morgan at December 31, 2001 are as follows:

ASSETS
Current assets:
Cash and cash equivalents .......................   $  1,017
Investments - restricted ........................      2,624
Accounts receivable .............................      6,322
Refundable taxes ................................        591
Prepaid insurance and other current assets ......      2,203
                                                    --------
    Total current assets ........................     12,757
Property and equipment - net ....................      3,339
Goodwill and non-compete agreements, net ........      6,256
Other assets ....................................        132
                                                    --------
    Total assets ................................     22,484

LIABILITIES
Current liabilities:
Trade accounts payable ..........................     (4,505)
Notes payable to banks ..........................       (580)
Accrued liabilities .............................     (2,500)
Accrued claims payable ..........................     (3,028)
Refundable deposits .............................       (675)
Current portion of long-term debt ...............       (169)
                                                    --------
    Total current liabilities ...................    (11,457)
Long-term debt less current portion .............        (13)
Long-term accrued claims payable ................     (4,078
                                                    --------
    Total liabilities ...........................    (15,540)
                                                    --------
Net assets (liabilities) before minority interest      6,936
MINORITY INTERESTS ..............................     (2,201)
                                                    --------
Net assets (liabilities) attributable to Holding    $  4,735
                                                    ========


Note 3.Issuance of Non-transferable Warrants

          On December 12, 2001, Morgan issued non-transferable warrants to purchase shares of common stock to the holders of Class A and Class B common stock. Each warrant entitled the holder to purchase one share of their same class of common stock at an exercise price of $9.00 per share through the expiration date of December 12, 2006. The Class A warrants provided that the exercise price would be reduced to $6.00 per share during a Reduction Period of at least 30 days during the five-year exercise period.

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

Note 4 . Income Taxes

          No income tax benefit has recorded in the accompanying financial statements, as the realization of such losses, for income tax purposes, is dependent upon the generation of future taxable income during the period when such losses would be deductible. Therefore, the recording of the deferred tax asset of $1.5 million would be inconsistent with applicable accounting rules.

Note 5. Segment Reporting

          As the results of operations of the Morgan Group are currently being accounted for as discontinued operation and the Holding currently have limited operations there is no Segment Reporting.

Note 6. Commitments and Contingencies

          Holding has not guaranteed any of the obligations of Morgan and it has no further commitment or obligation to fund any creditors.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

          None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth the name, business address, present principal occupation, employment history, positions, offices or employments for the past five years and ages as of March 24, 2003 for our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify.



Name ...........   Age  Position

Mario J. Gabelli   60   Chief Executive Officer and Director

Robert E. Dolan    51   Chief Financial Officer and Director

John Fikre .....   38   Vice President, Secretary and Director

--------------------------------------

     Mario J. Gabelli has served as Chairman, Chief Executive Officer, Chief Investment Officer and a director of Gabelli Asset Management Inc. and its predecessors since November 1976. In connection with those responsibilities, he serves as director or trustee and/or an officer of registered investment companies managed by subsidiaries of Gabelli Asset Management. Mr. Gabelli serves as Vice Chairman and Chief Executive Officer of Lynch Interactive Corporation, a public company engaged in multimedia; and Vice Chairman of Lynch Corporation, a public company engaged in manufacturing. In addition, Mr. Gabelli is the Chairman and Chief Executive Officer of Gabelli Group Capital Partners, Inc., a private company. Mr. Gabelli also serves as a Governor of the American Stock Exchange; Overseer of Columbia University Graduate School of Business; Trustee of Fairfield University, Roger Williams University, Winston Churchill Foundation and E.L. Wiegand Foundation; Director of the National Italian American Foundation and the American-Italian Cancer Foundation; and Chairman, Patron's Committee of Immaculate Conception School.

     Robert E. Dolan has served as Chief Financial Officer of Lynch Interactive Corporation (September 1999 to present), Director of Sunshine PCS Corporation (November 2000 to present), and Chief Financial Officer of Lynch Corporation (1993 to January 2000).

     John Fikre has served as Vice President--Corporate Development, Secretary and General Counsel of Lynch Interactive Corporation since August 2001. Prior to joining Lynch Interactive Corporation, Mr. Fikre was an associate at the law firm of Willkie Farr & Gallagher.

Compensation of Directors

     The Company does not compensate its directors at the present time, although it may do so in the future. The Company does, however, indemnify directors pursuant to Delaware law and may reimburse them for certain out-of-pocket costs in connection with serving as directors.

Indemnification of Directors and Officers

     Under Section 145 of the Delaware General Corporation Law, the Company has broad powers to indemnify its directors and officers against liabilities they may incur in such capacities. The Company's certificate of incorporation provides that its directors and officers shall be indemnified to the fullest extent permitted by the Delaware law. The certificate of incorporation also provides that the Company shall, to the fullest extent permitted by Delaware law, as amended from time to time, indemnify and advance expenses to each of its currently acting and former directors, officers, employees and agents.

     Delaware law provides that a corporation may limit the liability of each director to the corporation or its stockholders for monetary damages except for liability:

o for any breach of the director's duty of loyalty to the corporation or its stockholders,

o for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law,

     o in respect of certain unlawful dividend payments or stock redemptions or repurchases and

     o for any transaction which the director derives an improper personal benefit.

     The Company's certificate of incorporation provides for the elimination and limitation of the personal liability of its directors for monetary damages to the fullest extent permitted by Delaware law. In addition, the certificate of incorporation provides that if Delaware law is amended to authorize the further elimination or limitation of the liability of a director, then the liability of our directors shall be eliminated or limited to the fullest extent permitted by Delaware law, as amended. The effect of this provision is to eliminate the Company's rights and its stockholders rights, through stockholders' derivative suits, to recover monetary damages against a director for breach of the fiduciary duty of care as a director, except in the situations described above. This provision does not limit or eliminate the Company's rights or its stockholders' rights to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director's duty of care.

     Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted for its directors, officers, and controlling persons, pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission that this sort of indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is therefore unenforceable.

     At present, there is no pending litigation or proceeding involving any of our directors, officers, employees or agents where indemnification will be required or permitted.

Item 11. Executive Compensation.

     The Company does not pay any compensation to any person, including its directors and executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information concerning ownership of our common stock as of March 26, 2003 by each person known by us to be the beneficial owner of more than five percent of the common stock, each director, each executive officer, and by all directors and executive officers as a group. We believe that each stockholder has sole voting power and sole dispositive power with respect to the shares beneficially owned by him. Unless otherwise indicated, the address of each person listed below is 401 Theodore Fremd Avenue, Rye, New York 10580.

                                Number of Shares of
                                 Common Stock           Percent of
Beneficial Owner               Beneficially Owned       Ownership

Mario J. Gabelli                  858,384(1)               28.1%

Robert E. Dolan                       529(2)                  **

John Fikre                              --                  --

Lynch Interactive Corporation     235,294                   7.7%

All directors and executive
 officers as a group (3 in total) 858,963                  28.1%


-------------------

**   Less than 1%

(1) Represents 283,090 shares of common stock owned directly by Mr. Gabelli, 340,000 shares owned by a limited partnership in which Mr. Gabelli is the general partner and has approximately a 5% interest, and 235,294 shares owned by Lynch Interactive Corporation (Mr. Gabelli is a "control person" of Lynch Interactive Corporation and therefore shares owned by Lynch Interactive Corporation are set forth in the table as also beneficially owned by Mr. Gabelli). Mr. Gabelli disclaims beneficial ownership of the shares owned by the partnership and Lynch Interactive Corporation, except for his interest therein.

(2) Includes 70 shares registered in the name of Mr. Dolan's children with respect to which Mr. Dolan has voting and investment power and 258 shares owned by Mr. Dolan through the Lynch Interactive Corporation 401(k) Savings Plan.

Item 13. Certain Relationships and Related Transactions.

     Each of our directors and officers is also an officer of Lynch Interactive Corporation.

     On December 18, 2001, Lynch Interactive Corporation made a capital contribution to us of $500,000 and assigned to us a services agreement with The Morgan Group, Inc. pursuant to which The Morgan Group, Inc. agreed to pay $100,000 per year for certain management services. The Morgan Group, Inc. has not made any payments under this agreement since the first quarter of 2001 and as a result of the bankruptcy and liquidation of its assets, the Company does not expect to recover any amounts due under such agreement.

     Immediately after the spin-off, Lynch Interactive Corporation retained 235,294 shares of the Company's common stock, which it held as escrow agent for Cascade Investment LLC, the holder of an outstanding convertible promissory note issued by Lynch Interactive Corporation. In the event that Cascade Investment LLC converted all or a portion of the principal amount of that note into shares of Lynch Interactive Corporation common stock prior to December 10, 2004, Lynch Interactive Corporation would have transferred to Cascade Investment LLC a pro rata portion of those 235,294 shares of common stock, depending on how much of the principal amount of such note was converted, to Cascade Investment LLC. However, on November 29, 2002, Lynch Interactive repurchased the remaining outstanding principal amount such notes from Cascade Investment LLC and, as a result, the 235,294 shares will be retained by Lynch Interactive Corporation. Lynch Interactive Corporation has advised the Company that it will sell or dispose of any shares of our common stock retained by it prior to the fifth anniversary of the spin-off.

Item 14. Controls And Procedures.

(a)  Evaluation of disclosure controls and procedures.

          Our chief executive officer and chief financial officer have evaluated the effectiveness of the Registrant's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934 (the "Act")) as of a date within 90 days of the filing date of this annual report (Evaluation Date). They have concluded that, as of the Evaluation Date, the Registrant's disclosure controls and procedures were adequate and effective to ensure that information required to be disclosed by the Registrant in the reports that if files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the Securities and Exchange Commission.

(b)  Changes in internal controls.

          There were no significant changes in the Registrant's internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date, nor were there any significant deficiencies or material weaknesses in these controls requiring corrective actions.

                                     PART IV

Item 15. Exhibits, Financial Statements, Schedules And Reports On Form 8-K.

(a)  The following documents are filed as part of this Report:

     (1)  Financial Statements.

          See Item 8.

     (2)  Financial Statement Schedules.

          None

     (3)  Exhibits.

Exhibit Number             Description

     3.1  Certificate of Incorporation of the Company*

     3.2  By-laws of the Company*

     4.1 Revolving Credit and Term Loan Agreement, dated January 28, 1999, among The Morgan Group, Inc. and Subsidiaries and Bank Boston, N.A., is incorporated by reference to Exhibit 4(1) to The Morgan Group, Inc.'s Current Report on Form 8-K filed February 12, 1999.

     4.2 Guaranty, dated January 28, 1999, among The Morgan Group, Inc. and Subsidiaries and BankBoston, N.A. is incorporated by reference to
          Exhibit 4(2) to The Morgan Group, Inc.'s Current Report on Form 8-K filed February 12, 1999.

     4.3 Security Agreement, dated January 28, 1999, among The Morgan Group, Inc. and Subsidiaries and BankBoston, N.A. is incorporated by reference to Exhibit 4(3) to The Morgan Group, Inc.'s Current Report on Form 8-K filed February 12, 1999.

     4.4 Stock Pledge Agreement, dated January 28, 1999, among The Morgan Group, Inc. and Subsidiaries and BankBoston, N.A. is incorporated by reference to Exhibit 4(4) to The Morgan Group, Inc.'s Current Report on Form 8-K filed February 12, 1999.

     4.5 Revolving Credit Note, dated January 28, 1999, among The Morgan Group, Inc. and Subsidiaries and BankBoston, N.A. is incorporated by reference to Exhibit 4(5) to The Morgan Group, Inc.'s Current Report on Form 8-K filed February 12,1999.

     4.6 Amendment Agreement No. 1 to that Certain Revolving Credit Agreement and Term Loan Agreement among The Morgan Group, Inc. and its Subsidiaries and BankBoston dated as of March 31, 2000, is incorporated by reference to Exhibit 4.9 to The Morgan Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000.

     4.7 Amendment Agreement No. 2 to that Certain Revolving Credit Agreement and Term Loan Agreement among The Morgan Group, Inc. and its Subsidiaries and BankBoston dated as of November 10, 2000, is incorporated by reference to Exhibit 4.10 to The Morgan Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000.

     4.8  Form of Class A Warrant  Certificate is  incorporated  by reference to
          Exhibit 4.11 of Amendment No. 1 to The Morgan Group, Inc.'s Registration Statement on Form S-2, File No. 333-63188, filed August 15, 2001.

     4.9 Form of Warrant Services Agreement between The Morgan Group, Inc. and American Stock Transfer and Trust Company is incorporated by reference to Exhibit 4.12 of Amendment No. 1 to The Morgan Group, Inc.'s Registration Statement on Form S-2, File No. 333-63188, filed August 15, 2001.

     4.10 Revolving Credit and Security Agreement, dated July 27, 2001, among GMAC Commercial Credit LLC, Morgan Drive Away, Inc. and TDI, Inc., is incorporated by reference to Exhibit 4.1 to The Morgan Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed August 14, 2001.

     4.11 Guaranty, dated July 27, 2001, between The Morgan Group, Inc. and GMAC Commercial Credit LLC, is incorporated by reference to Exhibit 4.2 to The Morgan Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed August 14, 2001.

     4.12 Letter of Credit Financing Supplement to Revolving Credit Agreement, dated July 27, 2001, among GMAC Commercial Credit LLC, Morgan Drive Away, Inc., and TDI, Inc., is incorporated by reference to Exhibit 4.2 to The Morgan Group, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

     4.13 Amendment to that certain Revolving Credit and Security Agreement among GMAC Commercial Credit, LLC, Morgan Drive Away, Inc., and TDI, Inc., dated as of November 8, 2001, is incorporated by reference to
          Exhibit 4.1 to The Morgan Group, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

     4.14 Mortgage, dated July 31, 2001, between Morgan Drive Away, Inc. and Old Kent Bank, is incorporated by reference to Exhibit 4.3 to The Morgan Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed August 14, 2001.

     4.15 Guaranty, dated July 31, 2001, between The Morgan Group, Inc. and Old Kent Bank, is incorporated by reference to Exhibit 4.4 to The Morgan Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed August 14, 2001.

     10.1 Separation and Distribution Agreement, dated as of December ___, 2001 by and among Lynch Interactive Corporation, Morgan Group Holding Co. and The Morgan Group, Inc.*

     10.2 The Morgan Group, Inc. Incentive Stock Plan is incorporated by reference to Exhibit 10.1 to The Morgan Group, Inc.'s Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

     10.3 First Amendment to The Morgan Group, Inc. Incentive Stock Plan is incorporated by reference to Exhibit 10.1 to The Morgan Group, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 1997, filed November 14, 1997.

     10.4 Memorandum to Charles Baum and Philip Ringo from Lynch Corporation, dated December 8, 1992, respecting Bonus Pool, is incorporated by reference to Exhibit 10.2 to The Morgan Group, Inc.'s Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

     10.5 Term Life Policy from Northwestern Mutual Life Insurance Company insuring Paul D. Borghesani, dated August 1, 1991, is incorporated by reference to Exhibit 10.4 to The Morgan Group, Inc.'s Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

     10.6 Long Term Disability Insurance Policy from Northwestern Mutual Life Insurance Company, dated March 1, 1990, is incorporated by reference to The Morgan Group, Inc.'s Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

     10.7 Long Term Disability Insurance Policy from CNA Insurance Companies, effective January 1, 1998 is incorporated by reference to Exhibit 10.6 to The Morgan Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997, filed March 31, 1998.

     10.8 The Morgan Group, Inc. Employee Stock Purchase Plan, as amended, is incorporated by reference to Exhibit 10.16 to The Morgan Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 30, 1995.

     10.9 Consulting Agreement between Morgan Drive Away, Inc. and Paul D. Borghesani, effective as of April 1, 1996, is incorporated by reference to Exhibit 10.19 The Morgan Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995, filed on April 1, 1996.

     10.10Employment  Agreement,  dated  January  12,  2000  between  The Morgan
          Group, Inc. and Anthony T. Castor, III is incorporated by reference to
          Exhibit 10.9 to The Morgan Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

     10.11Non-Qualified  Stock  Option  Plan and  Agreement,  dated  January 11,
          2000, between The Morgan Group, Inc. and Anthony T. Castor, III is incorporated by reference to Exhibit 10.10 to The Morgan Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

     10.12Management   Agreement   between   Skandia   International   and  Risk
          Management (Vermont), Inc. and Interstate Indemnity Company, dated December 15, 1992, is incorporated by reference to Exhibit 10.12 to The Morgan Group, Inc.'s Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

     10.13Agreement for the  Allocation  of Income Tax  Liability  between Lynch
          Corporation and its Consolidated Subsidiaries, including The Morgan Group (formerly Lynch Services Corporation), dated December 13, 1988, as amended, is incorporated by reference to Exhibit 10.13 The Morgan Group, Inc.'s Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

     10.14Certain  Services  Agreement,  dated  January 1, 1995,  between  Lynch
          Corporation and The Morgan Group, Inc.*

-----------------

     *    Incorporated   by  reference   to  the   exhibits  to  the   Company's
          Registration  Statement on Form S-1 (Registration No.  333-73996).

     (b) Reports on Form 8-K filed in the fourth quarter of the period covered by this Report.

     The Company filed one report on Form 8-K during the fourth quarter of the fiscal year ended December 31, 2002. The Form 8-K was filed on November 1, 2002 under Item 5 - Other Events and Regulation FD Disclosure

     (c)  Exhibits.

          See Item 15 (a)(3).

     (d)  Financial Statement Schedules.

          None.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MORGAN GROUP HOLDING CO.



By: /s/ Robert E. Dolan
    -------------------
    ROBERT E. DOLAN
    Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                       Capacity                     Date



/s/ Mario J. Gabelli                 Chief Executive Officer     March 31, 2003
    ----------------
   MARIO J. GABELLI                 (Principal Executive Officer)
                                     and Director


/s/ Robert E. Dolan                 Chief Financial Officer      March 31, 2003
-------------------                (Principal and Accounting
ROBERT E. DOLAN                     Officer) and Director



/s/ John Fikre                      Director                     March 31, 2003
--------------
   JOHN FIKRE


CERTIFICATIONS

I, Mario J. Gabelli, certify that:


1.   I have  reviewed  this annual  report on Form 10-K of Morgan Group  Holding
     Co.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003


/s/ Mario J. Gabelli
--------------------
MARIO J. GABELLI,
Chief Executive Officer of
Morgan Group Holding Co.

I, Robert E. Dolan, certify that:


1.   I have  reviewed  this annual  report on Form 10-K of Morgan Group  Holding
     Co.;


2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;


3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;


4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:


a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;


b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and


c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;


5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 31, 2003



/s/ Robert E. Dolan
-------------------
ROBERT E. DOLAN,
Chief Financial Officer of
Morgan Group Holding Co.

                                  EXHIBIT INDEX

3.1  Certificate of Incorporation of the Company*

3.2  By-laws of the Company*

4.1 Revolving Credit and Term Loan Agreement, dated January 28, 1999, among The Morgan Group, Inc. and Subsidiaries and Bank Boston, N.A., is incorporated by reference to Exhibit 4(1) to The Morgan Group, Inc.'s Current Report on Form 8-K filed February 12, 1999.

4.2 Guaranty, dated January 28, 1999, among The Morgan Group, Inc. and Subsidiaries and BankBoston, N.A. is incorporated by reference to Exhibit 4(2) to The Morgan Group, Inc.'s Current Report on Form 8-K filed February 12, 1999.

4.3 Security Agreement, dated January 28, 1999, among The Morgan Group, Inc. and Subsidiaries and BankBoston, N.A. is incorporated by reference to
     Exhibit 4(3) to The Morgan Group, Inc.'s Current Report on Form 8-K filed February 12, 1999.

4.4 Stock Pledge Agreement, dated January 28, 1999, among The Morgan Group, Inc. and Subsidiaries and BankBoston, N.A. is incorporated by reference to
     Exhibit 4(4) to The Morgan Group, Inc.'s Current Report on Form 8-K filed February 12, 1999.

4.5 Revolving Credit Note, dated January 28, 1999, among The Morgan Group, Inc. and Subsidiaries and BankBoston, N.A. is incorporated by reference to
     Exhibit 4(5) to The Morgan Group, Inc.'s Current Report on Form 8-K filed February 12,1999.

4.6 Amendment Agreement No. 1 to that Certain Revolving Credit Agreement and Term Loan Agreement among The Morgan Group, Inc. and its Subsidiaries and BankBoston dated as of March 31, 2000, is incorporated by reference to
     Exhibit 4.9 to The Morgan Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000.

4.7 Amendment Agreement No. 2 to that Certain Revolving Credit Agreement and Term Loan Agreement among The Morgan Group, Inc. and its Subsidiaries and BankBoston dated as of November 10, 2000, is incorporated by reference to
     Exhibit 4.10 to The Morgan Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2000.

4.8  Form of Class A Warrant Certificate is incorporated by reference to Exhibit
     4.11 of Amendment No. 1 to The Morgan Group, Inc.'s Registration Statement on Form S-2, File No. 333-63188, filed August 15, 2001.

4.9 Form of Warrant Services Agreement between The Morgan Group, Inc. and American Stock Transfer and Trust Company is incorporated by reference to
     Exhibit 4.12 of Amendment No. 1 to The Morgan Group, Inc.'s Registration Statement on Form S-2, File No. 333-63188, filed August 15, 2001.

4.10 Revolving Credit and Security Agreement, dated July 27, 2001, among GMAC Commercial Credit LLC, Morgan Drive Away, Inc. and TDI, Inc., is incorporated by reference to Exhibit 4.1 to The Morgan Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed August 14, 2001.

4.11 Guaranty, dated July 27, 2001, between The Morgan Group, Inc. and GMAC Commercial Credit LLC, is incorporated by reference to Exhibit 4.2 to The Morgan Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed August 14, 2001.

4.12 Letter of Credit Financing Supplement to Revolving Credit Agreement, dated July 27, 2001, among GMAC Commercial Credit LLC, Morgan Drive Away, Inc., and TDI, Inc., is incorporated by reference to Exhibit 4.2 to The Morgan Group, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

4.13 Amendment to that certain Revolving Credit and Security Agreement among GMAC Commercial Credit, LLC, Morgan Drive Away, Inc., and TDI, Inc., dated as of November 8, 2001, is incorporated by reference to Exhibit 4.1 to The Morgan Group, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 2001.

4.14 Mortgage, dated July 31, 2001, between Morgan Drive Away, Inc. and Old Kent Bank, is incorporated by reference to Exhibit 4.3 to The Morgan Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed August 14, 2001.

4.15 Guaranty, dated July 31, 2001, between The Morgan Group, Inc. and Old Kent Bank, is incorporated by reference to Exhibit 4.4 to The Morgan Group, Inc.'s Quarterly Report on Form 10-Q for the period ended June 30, 2001, filed August 14, 2001.

10.1 Separation and Distribution Agreement, dated as of December ___, 2001 by and among Lynch Interactive Corporation, Morgan Group Holding Co. and The Morgan Group, Inc.*

10.2 The Morgan Group, Inc. Incentive Stock Plan is incorporated by reference to
     Exhibit 10.1 to The Morgan Group, Inc.'s Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

10.3 First Amendment to The Morgan Group, Inc. Incentive Stock Plan is incorporated by reference to Exhibit 10.1 to The Morgan Group, Inc.'s Quarterly Report on Form 10-Q for the period ended September 30, 1997, filed November 14, 1997.

10.4 Memorandum to Charles Baum and Philip Ringo from Lynch Corporation, dated December 8, 1992, respecting Bonus Pool, is incorporated by reference to
     Exhibit 10.2 to The Morgan Group, Inc.'s Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

10.5 Term Life Policy from Northwestern Mutual Life Insurance Company insuring Paul D. Borghesani, dated August 1, 1991, is incorporated by reference to
     Exhibit 10.4 to The Morgan Group, Inc.'s Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

10.6 Long Term Disability Insurance Policy from Northwestern Mutual Life Insurance Company, dated March 1, 1990, is incorporated by reference to The Morgan Group, Inc.'s Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

10.7 Long Term Disability Insurance Policy from CNA Insurance Companies, effective January 1, 1998 is incorporated by reference to Exhibit 10.6 to The Morgan Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1997, filed March 31, 1998.

10.8 The Morgan Group, Inc. Employee Stock Purchase Plan, as amended, is incorporated by reference to Exhibit 10.16 to The Morgan Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1994, filed on March 30, 1995.

10.9 Consulting Agreement between Morgan Drive Away, Inc. and Paul D. Borghesani, effective as of April 1, 1996, is incorporated by reference to
     Exhibit 10.19 The Morgan Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995, filed on April 1, 1996.

10.10Employment  Agreement,  dated  January 12, 2000  between The Morgan  Group,
     Inc. and Anthony T.  Castor,  III is  incorporated  by reference to Exhibit
     10.9 to The Morgan Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

10.11Non-Qualified Stock Option Plan and Agreement, dated January 11, 2000, between The Morgan Group, Inc. and Anthony T. Castor, III is incorporated by reference to Exhibit 10.10 to The Morgan Group, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1999.

10.12Management  Agreement  between  Skandia  International  and Risk Management
     (Vermont), Inc. and Interstate Indemnity Company, dated December 15, 1992, is incorporated by reference to Exhibit 10.12 to The Morgan Group, Inc.'s Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

10.13Agreement  for  the  Allocation  of  Income  Tax  Liability  between  Lynch
     Corporation and its Consolidated Subsidiaries, including The Morgan Group (formerly Lynch Services Corporation), dated December 13, 1988, as amended, is incorporated by reference to Exhibit 10.13 The Morgan Group, Inc.'s Registration Statement on Form S-1, File No. 33-641-22, effective July 22, 1993.

10.15Certain  Services   Agreement,   dated  January  1,  1995,   between  Lynch
     Corporation and The Morgan Group, Inc.*

-----------------

* Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-73996).

The Exhibits listed above have been filed separately with the Securities and Exchange Commission in conjunction with this Annual Report on Form 10-K or have been incorporated by reference into this Annual Report on Form 10-K. Morgan Group Holding Co. will furnish to each of its shareholders a copy of any such Exhibit for a fee equal to Morgan Group Holding Co.'s cost in furnishing such Exhibit. Requests should be addressed to the Office of the Secretary, Morgan Group Holding Co., 401 Theodore Fremd Avenue, Rye, New York 10580.

           Supplemental Information to be Furnished With Reports Filed
  Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered
                  Securities Pursuant to Section 12 of the Act

     (a)(2) Proxy statement and form of proxy sent to registratnt's security holders with respect to annual meeting of stockholders:

                            MORGAN GROUP HOLDING CO.
                             ----------------------
                    NOTICE OF ANNUAL MEETING OF STOCKHOLDERS
                            TO BE HELD AUGUST 9, 2002
                             ----------------------



To the Stockholders:

NOTICE IS HEREBY GIVEN that the 2002 Annual Meeting of Stockholders (the "Meeting") of MORGAN GROUP HOLDING CO., a Delaware corporation (the "Company"), will be held at 4:30 p.m., local time, on Friday, August 9, 2002, at the Bruce Museum, One Museum Drive, Greenwich, Connecticut, for the following purposes:

          (1)  To elect three  members of the Board of  Directors to serve until
               the  next  annual  meeting  of   stockholders   and  until  their
               successors have been duly elected and qualify; and

          (2) To transact such other business as may properly be brought before the Meeting or any adjournment thereof.

The Board of Directors has fixed the close of business on July 2, 2002, as the record date for the Meeting. Only stockholders of record on the stock transfer books of the Company at the close of business on that date are entitled to notice of, and to vote at, the Meeting.


                                   By Order of the Board of Directors


                                   John Fikre
                                   Secretary

Dated: July 5, 2002







      WHETHER OR NOT YOU EXPECT TO BE PRESENT AT THE MEETING, YOU ARE URGED
  TO FILL IN, DATE, SIGN AND RETURN THE ENCLOSED PROXY IN THE ENVELOPE THAT IS
      PROVIDED, WHICH REQUIRES NO POSTAGE IF MAILED IN THE UNITED STATES.

                            MORGAN GROUP HOLDING CO.
                            401 Theodore Fremd Avenue
                               Rye, New York 10580
                             ----------------------

                                 PROXY STATEMENT
                                       FOR
                         ANNUAL MEETING OF STOCKHOLDERS

                                 AUGUST 9, 2002
                             ----------------------

                                  INTRODUCTION

This proxy statement is being furnished to you by the Board of Directors of Morgan Group Holding Co., a Delaware corporation (the "Company"), in connection with the solicitation of the accompanying Proxy for use at the 2002 Annual Meeting of Stockholders of the Company (the "Meeting") to be held at 4:30 p.m., local time, on Friday, August 9, 2002, at the Bruce Museum, One Museum Drive, Greenwich, Connecticut, or any adjournment thereof.

The principal executive offices of the Company are located at 401 Theodore Fremd Avenue, Rye, New York 10580. The approximate date on which this Proxy Statement and the accompanying Proxy will first be sent or given to stockholders is July 5, 2002.

                        RECORD DATE AND VOTING SECURITIES

Only stockholders of record at the close of business on July 2, 2002 (the "Record Date") will be entitled to notice of, and to vote at, the Meeting and any adjournment thereof. As of the close of business on the Record Date, there were 3,055,345 outstanding shares of the Company's common stock, $.01 par value (the "Common Stock"). Each holder of Common Stock is entitled to one vote per share. The presence in person or by proxy of holders of a majority of the outstanding shares of Common Stock is required for a quorum.

                                VOTING OF PROXIES

     Shares of Common Stock represented by Proxies that are properly executed, duly returned and not revoked will be voted in accordance with the instructions contained therein. If no specification is indicated on the Proxy, the shares of Common Stock represented thereby will be voted (i) for the election as directors of each person who has been nominated by the Board of Directors and (ii) on any other matter that may properly be brought before the Meeting in accordance with the judgment of the person or persons voting the Proxies.

     The execution of a Proxy will in no way affect a stockholder's right to attend the Meeting and vote in person. Any Proxy executed and returned by a stockholder may be revoked at any time thereafter if written notice of revocation is given to the Secretary of the Company prior to the vote to be taken at the Meeting, or by execution of a subsequent proxy that is presented at the Meeting, or if the stockholder attends the Meeting and votes by ballot, except as to any matter or matters upon which a vote shall have been cast pursuant to the authority conferred by such Proxy prior to such revocation.

     Broker "non-votes" and the shares as to which a stockholder abstains from voting are included for purposes of determining whether a quorum of shares is present at a meeting. A broker "non-vote" occurs when a nominee holding shares for a beneficial owner does not vote on a particular proposal because the nominee does not have discretionary voting power with respect to that item and has not received instructions from the beneficial owner.

     The three candidates for election as directors who receive the highest number of affirmative votes will be elected. In tabulating the vote on the election of directors, withholding of authority and broker "non-votes" will be disregarded and will have no effect on the outcome of such vote.

     The cost of solicitation of the Proxies being solicited on behalf of the Board of Directors will be borne by the Company. In addition to the use of the mails, proxy solicitation may be made by telephone, telegraph and personal interview by officers, directors and employees of the Company. The Company will, upon request, reimburse brokerage houses and persons holding Common Stock in the names of their nominees for their reasonable expenses in sending soliciting material to their principals.

                               SECURITY OWNERSHIP

Based upon information available to the Company, the following table sets forth information concerning ownership of the Company's Common Stock as of June 24, 2002, by each person known by the Company to be the beneficial owner of more than five percent of the Common Stock, each director, each executive officer, each nominee for election as a director and by all directors and executive officers of the Company as a group. The Company believes that each stockholder has sole voting power and sole dispositive power with respect to the shares beneficially owned by him.

   Common Stock

Beneficial Owner*                             Shares              Percentage(1)
----------------                              ------              ----------
Kinetics Asset Management, Inc.................152,015            5.0%

Mario J. Gabelli..............................858,384(2)(3)       28.1%

Robert E. Dolan.............................      470(4)           **

John Fikre....................................      --             --

Lynch Interactive Corporation.................235,294(3)          7.7%

All directors and executive officers as a
group (3 in total)............................858,854(2)(3)(4)    28.1%

------------------

* The address of each holder of more than 5% of our common stock is as follows: Kinetics Asset Management, Inc. - 342 Madison Avenue, Suite 702, New York, NY 10173; Messrs. Gabelli, Dolan and Fikre - 401 Theodore Fremd Avenue, Rye, New York 10580. The Company believes that all persons and entities named in the table above exercise sole voting and investment power with respect to shares beneficially owned by them.

**   Less than 1%

(3)  All percentages in this column are based on a total of 3,055,345 shares.

(4) Represents 283,090 shares of Common Stock owned directly by Mr. Gabelli, 235,294 shares of common stock currently being held by Lynch Interactive Corporation, and 340,000 shares owned by a limited partnership in which Mr. Gabelli is the general partner and has an approximate 6% interest. Mario J. Gabelli is a "control person" of Lynch Interactive Corporation and therefore shares owned by Lynch Interactive Corporation and referred to in Note (3) below are set forth in the table as beneficially owned by Mr. Gabelli. Mr. Gabelli disclaims beneficial ownership of the shares owned by Lynch Interactive Corporation and, except for his approximate 6% interest therein, by the partnership.

(5) Represents 235,294 shares of common stock currently being held by Lynch Interactive Corporation as escrow agent, that are to be delivered to Cascade Investment LLC in the event of full conversion of a convertible promissory note issued to Cascade Investment LLC by Lynch Interactive Corporation. The actual number of shares that will be delivered to Cascade Investment LLC is dependent upon how much of the principal amount of such note is converted by Cascade Investment LLC into shares of Lynch Interactive Corporation.

(6)  Includes 70 shares registered in the name of Mr. Dolan's children.


PROPOSAL NO. 1 ELECTION OF DIRECTORS

Nominees

     Three directors are to be elected at the Annual Meeting to serve until the next Annual Meeting of Stockholders and until their respective successors are elected and qualify. Except where authority to vote for directors has been withheld, it is intended that the Proxies received pursuant to this solicitation will be voted FOR the nominees named below. If for any reason any nominee is unable or unwilling to serve as a director, an event that the Board of Directors does not anticipate, such Proxies will be voted in favor of the remainder of those named and may be voted for substitute nominees in place of those who decline to be candidates.

     Biographical summaries and ages, as of June 25, 2002, of the nominees are set forth below.


Name              Age   Position


Mario J. Gabelli   60   Chief Executive Officer and Director

Robert E. Dolan    50   Chief Financial Officer and Director

John Fikre .....   37   Vice President, Secretary and Director

     Mario J. Gabelli. Mr. Gabelli has served as the Chief Executive Officer and Director of Morgan Group Holding Co. since its formation in November 2001. He is the Chairman and Chief Executive Officer of Lynch Interactive Corporation (since September 1999), a diversified holding company with subsidiaries principally engaged in multimedia and telecommunications services; Vice Chairman of Lynch Corporation, a public company engaged in manufacturing (since August 2001) (Chairman from 1986 to August 2001 and Chief Executive Officer from 1986 to January 2000 and from January 2001 to August 2001); Chairman and Chief Executive Officer of Gabelli Group Capital Partners, Inc. (since 1980), a private corporation; Chairman and Chief Executive Officer of Gabelli Asset Management Inc. (since 1999), a NYSE listed holding corporation for subsidiaries engaged in various aspects of the securities business; Director/Trustee and/or President of all registered investment companies managed by Gabelli Funds, LLC (since 1986); Governor of the American Stock Exchange; Overseer of Columbia University Graduate School of Business; Trustee of Fairfield University, Roger Williams University, Winston Churchill Foundation and E.L. Wiegand Foundation; Director of The National Italian American Foundation and The American-Italian Cancer Foundation; Chairman, Patron's Committee of Immaculate Conception School; and former trustee of Fordham Preparatory School.

     Robert E. Dolan. Mr. Dolan has served as the Chief Financial Officer and Director of Morgan Group Holding Co. since its formation in November 2001. Mr. Dolan became a Director of The Morgan Group, Inc. in 2002, a provider of outsourcing transportation services to the manufactured housing and recreational vehicle industries. Mr. Dolan has served as Chief Financial Officer of Lynch Interactive Corporation (September 1999 to present), Director of Sunshine PCS Corporation (November 2000 to present), a holder of personal communications services licenses, and Chief Financial Officer of Lynch Corporation (1993 to January 2000).

     John Fikre. Mr. Fikre has served Vice President, Secretary and Director of Morgan Group Holding Co. since its formation in November 2001. Mr. Fikre became a Director of The Morgan Group, Inc. in 2002. Mr. Fikre has served as Vice President, Corporate Development, Secretary and General Counsel of Lynch Interactive Corporation since August 2001. Prior to joining Lynch Interactive Corporation, Mr. Fikre was an associate at the law firm of Willkie Farr & Gallagher, New York, New York.

Directors' Meetings and Compensation

The Board of Directors did not meet during 2001, but rather acted from time to time by unanimous written consent pursuant to the laws of the State of Delaware. The Company does not have a standing audit, compensation or nominating committee of the Board, or other committees performing similar functions.

     The members of the Board of Directors did not receive any compensation for their services during 2001.

                             EXECUTIVE COMPENSATION

     No executive officer of the Company received any compensation during fiscal 2001.

                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Each of our directors and officers is also an officer of Lynch Interactive Corporation.

     On December 18, 2001, Lynch Interactive Corporation made a capital contribution to us of $500,000 and assigned to us a services agreement with The Morgan Group, Inc. pursuant to which The Morgan Group, Inc. has agreed to pay $100,000 per year for certain management services. The Morgan Group, Inc. has not made any payments to us under this agreement or to Lynch Interactive Corporation thereunder since the first quarter of 2001.

     Lynch Interactive Corporation holds 235,294 shares of our Common Stock. Should Cascade Investment LLC, the holder of an outstanding convertible promissory note issued by Lynch Interactive Corporation convert all or a portion of the principal amount of that note into shares of Lynch Interactive
Corporation, common stock prior to December 10, 2004, Lynch Interactive Corporation will transfer to Cascade Investment LLC a pro rata portion of those 235,294 shares of Common Stock, depending on how much of the principal amount of such note is converted. Should Cascade Investment LLC fail to convert any or all of the principal amount of such note into shares of Lynch Interactive Corporation common stock prior to December 10, 2004, ownership of any shares of our Common Stock then remaining in that escrow account will be retained by Lynch Interactive Corporation. Lynch Interactive Corporation has advised us that it will sell or dispose of any shares of our Common Stock retained by it prior to the fifth anniversary of our spin-off from Lynch Interactive Corporation, which occurred on January 18, 2002.

                              INDEPENDENT AUDITORS

     A representative of McGladrey & Pullen, LLP, is expected to be present at the Annual Meeting. Such representative will have an opportunity to make a statement if he desires to do so and will be available to respond to appropriate questions from stockholders.

     The Company's auditor for the year ended December 31, 2001 was Ernst & Young LLP.

     Audit Fees: The aggregate fees billed for professional services for the audit of the Company's annual financial statements for the year ended December 31, 2001 was $20,000.

     Financial Information Systems Design and Implementation Fees: None

     All Other Fees: No fees other than audit fees were billed for services rendered by Ernst & Young LLP for the year ended December 31, 2001.

                                  OTHER MATTERS

     So far as now known, there is no business other than that described above to be presented for action by the stockholders at the Meeting, but it is intended that the proxies will be voted upon any other matters and proposals that may legally come before the Meeting or any adjournment thereof, in accordance with the discretion of the persons named therein.


                                John Fikre
                                Secretary


Dated: July 5, 2002