Form 10-Q
period 2003-03-31
MORGAN GROUP HOLDING CO
filed 2003-05-15
CIK 1162283

===============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the period ended March 31, 2003

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File No. 333-73996

                            MORGAN GROUP HOLDING CO.
                            ------------------------
             (Exact name of Registrant as specified in its charter)

 Delaware                                                         13-4196940
 --------                                                         ----------
(State of                                                      (IRS Employer
Incorporation)                                            Identification Number)

401 Theodore Fremd Avenue Rye, New York                           10580
---------------------------------------                           -----
(Address of principal executive offices)                        (Zip Code)

                                 (914) 921-1877
                                 --------------
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No X

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

          Class                                       Outstanding at May 1, 2003
          -----                                       --------------------------
Common Stock, $.01 par value                                  3,055,345

================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data.

Financial Statements

           Balance Sheets as of
           March 31, 2003, December 31, 2002 and March 31, 2002

           Statements of Operations for the
           Three Months Ended March 31, 2003 and 2002

           Statements of Cash Flows for the Three Months Ended
           March 31, 2003 and 2002

           Notes to Financial
           Statements as of March 31, 2003





                            Morgan Group Holding Co.
                                 Balance Sheets
           (Dollars and shares in thousands, except per share amounts)

                                                  March 31,  December 31,  March 31,
                                                  ----------------------------------
                                                   2003         2002        2002
                                                  ----------------------------------
ASSETS
Current assets:
Cash and cash equivalents .....................   $   399      $   433      $   464
                                                  -------      -------      -------
   Total current assets .......................       399          433          464
Net assets of  The Morgan Group, Inc. .........      --           --          2,906
                                                  -------      -------      -------
   Total assets ...............................   $   399      $   433      $ 3,370
                                                  =======      =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accrued expenses ..............................   $     3      $     2          $--
                                                  -------      -------      -------
   Total current liabilities ..................   $     2     $     2          $--
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
  1,000,000 shares authorized,
  none outstanding ............................      --           --           --
Common stock, $0.01 par value,
  10,000,000 shares authorized,
  3,055,345 outstanding .......................        30           30           30
Additional paid-in-capital ....................     5,612        5,612        5,612
Accumulated deficit ...........................    (5,246)      (5,211)      (2,272)
                                                  -------      -------      -------
   Total shareholders' equity .................       396          431        3,370
                                                  -------      -------      -------
   Total liabilities and shareholders' equity .   $   399      $   433      $ 3,770
                                                  =======      =======      =======

See notes to financial statements



                            Morgan Group Holding Co.
                            Statements of Operations
           (Dollars and shares in thousands, except per share amounts)


                                                                      March 31,
                                                                 -------------------
                                                                   2003        2002
                                                                 ------------ ------

Administrative expenses ......................................   $   (36)   $   (37)
Investment income ............................................         1          1
                                                                 -------    -------
Loss from continuing operations ..............................       (35)       (36)
                                                                 -------    -------

Discontinued operations (Notes 1 and 2):
Loss from operations before cumulative effect of
  accounting change of The Morgan Group, Inc. - net of
  income tax benefit of $1,125  and minority interests of $119      --         (259)
Cumulative effect of accounting change at The Morgan Group
  Inc., net of minority interests of $722 ....................      --       (1,568)
                                                                 -------    -------
    Net loss .................................................   $   (35)   $(1,863)
                                                                 =======    =======

Basic and diluted loss per share:
Loss from continuing operations ..............................   $ (0.01)   $ (0.01)
Loss from operations before cumulative effect of accounting
   change of The Morgan Group, Inc. ..........................      --        (0.09)
Cumulative effect of accounting change at The Morgan Group,
   Inc .......................................................      --        (0.51)
                                                                 -------    -------
    Net loss per common share ................................   $ (0.01)   $ (0.61)
                                                                 =======    =======

Weighted average shares outstanding ..........................     3,055      3,055


See accompanying notes


                            Morgan Group Holding Co.
                            Statements of Cash Flows
                             (Dollars in thousands)

                                                              Three Months Ended
                                                         -----------------------
                                                                March 31,
                                                         -----------------------
                                                           2003        2002
                                                         -----------------------
Operating activities:
   Net loss ..........................................   $   (35)   $(1,863)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
         Increase in accrued expenses ................         1       --
     Non-cash items and changes in operating assets
     and liabilities relating to the operations of The
     Morgan Group, Inc. ..............................      --        1,200
                                                         -------    -------
     Net cash used in operating activities ...........       (34)      (663)
                                                         -------    -------

Investing activities:
   Investing activities relating to operations of The
   Morgan Group, Inc. ................................      --           64
                                                         -------    -------
   Net cash provided by investing activities .........      --           64
                                                         -------    -------

Financing activities:
   Financing activities relating to operations of The
    Morgan Group, Inc. ...............................      --          563
                                                         -------    -------
Net cash provided by financing activities ............      --          563
                                                         -------    -------
Net decrease in cash and equivalents .................       (34)       (36)
    Cash and cash equivalents at beginning of period .       473        500
                                                         -------    -------
Cash and cash equivalents at end of period ...........   $   399    $   464
                                                         =======    =======
  See accompanying  notes


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

          As Morgan has ceased operations and is in the process liquidating itself, in the accompanying financial statements, the assets and liabilities and results of operations of Morgan have been reflected as a discontinued operation. In addition, Holding's management currently believes, it is very unlikely that it will realize any value from its equity ownership in Morgan, and given the fact that Holding has no obligation or intention to fund any of Morgan's liabilities, its investment in Morgan was believed to have no value after the liquidation. As the liquidation of Morgan is under the control of the bankruptcy court, the Company believes it has relinquished control of Morgan and accordingly, has ceased consolidating the financial statements of Morgan. As Holding's investment in Morgan was a negative $2,182,000, at the date of adoption of the plan of liquidation, this resulted in a gain to Holding of that amount.

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

          All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of cash equivalents approximates its fair value based on its nature.

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

          The financial statements include the accounts of the Company and through October, 18, 2002, its majority owned subsidiary, Morgan. Morgan has the following subsidiaries: Morgan Drive Away, Inc., TDI, Inc., Interstate Indemnity Company, and Morgan Finance, Inc., all of which are wholly owned. Morgan Drive Away, Inc. has two subsidiaries, Transport Services Unlimited, Inc. and MDA Corp. Significant intercompany accounts and transactions have been eliminated in consolidation. During 2002, Morgan was treated as a discontinued operations and previously issued financial statements have been restated to reflect that presentation.

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

          Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

Note 2. Net assets of Discontinued Operation

          At March 31, 2003 and December 31, 2002, the estimated value of Morgan's assets in liquidation were insufficient to satisfy its estimated obligations. At March 31, 2002, the net asset of Morgan in their historical value.

Note 3. Issuance of Non-transferable Warrants

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

Note 7. Financial Statements not Reviewed by Independent Public Accountants

          On May 2, 2003, the client-auditor relationship between Holding and Ernst & Young LLP ceased. As a result, these interim financial statements have not been reviewed by independent public accountants.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's  Discussion  and  Analysis  of  Financial  Condition  and  Plan  of
Operation.

Overview

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

Results of Operations

For the three months ended March 31, 2003, the Company incurred $36,000 in expenses and $37,000 was incurred in the three months ended March 31, 2003. For the year ended December 31, 2002, the Company incurred administrative expenses of $64,000. The Company was formed in November 2001.

Liquidity and Capital Resources

As of March 31, 2003, the Company's only assets consisted of $399,000 in cash and an unrecognized asset relating to loss carryforward, primarily capital, of about $4 million.

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

PART II. OTHER INFORMATION


Item 1. Legal Proceedings


On April 29, 2003, the Company, on behalf of itself and all other persons who purchased or acquired securities of Morgan during the period of November 13, 2001 through August 19, 2002 (the "Class Period"), commenced a class action lawsuit against Anthony T. Castor, III, Morgan's Chief Executive Officer during the Class Period, Gary J. Klusman, Morgan's Chief Financial Officer during the Class Period, Michael Archual, the President of Drive Away, Inc., a subsidiary of Morgan, during the Class Period and Ernst & Young LLP, Morgan's independent auditor during the Class Period, in the United States District Court, Southern District of New York. The lawsuit seeks recovery of monetary damages as a result of Morgan's failure to truthfully disclose the status of its compliance with loan covenants and other provisions contained within a financing agreement between Morgan and GMAC Commercial Credit LLC ("GMAC") (the "Credit Facility") and to properly report receivables due to GMAC pursuant to the Revolving Credit and Security Agreement governing the Credit Facility (the "Credit Agreement"). The lawsuit alleges that as a result of the failure to comply with the loan covenants contained in the Credit Agreement during the relevant period and the subsequent discovery of such violations, Morgan was effectively deprived of credit sources. The lawsuit further alleges that this loss of financing ultimately forced Morgan and its subsidiaries to file for bankruptcy protection, thereby causing damages to the Company and all other investors in Morgan securities during the Class Period. The Company exercised Class A Warrants to purchase 5,000 Class A Shares of Morgan at $2.25 per share on April 30, 2002.

Item 6. Exhibits and Reports on Form 8-K

     (a)  None.

     (b) Current Report on Form 8-K filed on March 31, 2003 explaining reason for not providing Section 906 Certifications with Annual Report on Form 10-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MORGAN GROUP HOLDING CO.



By: /s/ Robert E. Dolan
    -------------------
    ROBERT E. DOLAN
    Chief Financial Officer