Form 10-Q
period 2003-06-30
MORGAN GROUP HOLDING CO
filed 2003-08-14
CIK 1162283

================================================================================




                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003
                               -------------

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from         to

Commission File No.

                            MORGAN GROUP HOLDING CO.
             (Exact name of Registrant as specified in its charter)

           Delaware                   333-73996                13-4196940
--------------------------------------------------------------------------------
 (State of jurisdiction of     (Commission File Number)       (IRS Employer
  Incorporation)                                          Identification Number)

401 Theodore Fremd Avenue, Rye, New York                      10580
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

                                 (914) 921-1877
                                 --------------
               Registrant's telephone number, including area code

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate  by check mark  whether  the  Registrant  is an  accelerated  filer (as
defined in Rule 12b-2of the Act).  Yes    No X

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

            Class                                 Outstanding at July 30, 2003
            -----                                 ----------------------------
Common Stock, $.01 par value                              3,055,345



================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data.

Financial Statements

          Balance  Sheets as of June 30,  2003,  December  31, 2002 and June 30,
          2002

          Statements of Operations for the Three Months and Six Months Ended June 30, 2003 and 2002

          Statements  of Cash Flows for the Six Months  Ended June 30,  2003 and
          2002

          Notes to Financial Statements as of June 30, 2003





                            Morgan Group Holding Co.
                                 Balance Sheets
           (Dollars and shares in thousands, except per share amounts)

                                                  June 30,  December 31, June 30,
                                                 -------------------------------
                                                   2003      2002         2002
                                                 -------------------------------
ASSETS
Current assets:
Cash and cash equivalents .....................   $   400    $   433    $   439
                                                  -------    -------    -------
   Total current assets .......................       400        433        439
Net assets of  The Morgan Group, Inc. .........      --         --          373
                                                  -------    -------    -------
   Total assets ...............................   $   400    $   433    $   812
                                                  =======    =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accrued expenses ..............................   $     3    $     2        $--
                                                  -------    -------    -------
   Total current liabilities ..................   $     3    $     2        $--
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
  1,000,000 shares authorized,
  none outstanding ............................      --         --         --
Common stock, $0.01 par value,
  10,000,000 shares authorized,
  3,055,345 outstanding .......................        30         30         30
Additional paid-in-capital ....................     5,612      5,612      5,612
Accumulated deficit ...........................    (5,245)    (5,211)    (4,830)
                                                  -------    -------    -------
   Total shareholders' equity .................       397        431        812
                                                  -------    -------    -------
   Total liabilities and shareholders' equity .   $   400    $   433    $   812
                                                  =======    =======    =======

See notes to financial statements






                            Morgan Group Holding Co.
                            Statements of Operations
           (Dollars and shares in thousands, except per share amounts)


                                                            Three Months Ended        Six Months Ended
                                                                 June 30,                 June 30,
                                                            -------------------------------------------
                                                                2003       2002        2003       2002
                                                            -------------------------------------------

Administrative expenses ...................................   $  --     $   (18)   $   (36)   $   (55)
Investment income .........................................         1         4          2          5
                                                              -------   -------    -------    -------
Loss from continuing operations ...........................         1       (14)       (34)       (50)
                                                              -------   -------    -------    -------
Discontinued operations (Notes 1 and 2):
Gain on sale of stock by The Morgan Group, Inc. ...........      --         162       --          162
Loss from operations before cumulative effect of
  accounting change of The Morgan Group, Inc. - net of
  income tax benefit of $1,125 and $1,125 respectively and
  minority interests of $1,476 and $1,595 .................      --      (2,706)      --       (2,965)
Cumulative effect of accounting change at The Morgan Group
  Inc., net of minority interests of $722 .................      --        --         --       (1,568)
                                                              -------   -------    -------    -------
    Net profit (loss) .....................................   $     1   $(2,558)   $   (34)   $(4,421)
                                                              =======   =======    =======    =======

Basic and diluted loss per share:
Loss from continuing operations ...........................   $  0.00   $ (0.00)   $ (0.01)   $ (0.02)
Gain on sale of stock by The Morgan Group, Inc. ...........      --        0.05       --         0.05
Loss from operations before cumulative effect of accounting
   change of The Morgan Group, Inc. .......................      --       (0.89)      --        (0.97)
Cumulative effect of accounting change at The Morgan Group,
   Inc ....................................................      --        --         --        (0.51)
                                                              -------   -------    -------    -------
    Net profit (loss) per common share ....................   $  0.00   $ (0.84)   $ (0.01)   $ (1.45)
                                                              =======   =======    =======    =======

Weighted average shares outstanding .......................     3,055     3,055      3,055      3,055

See accompanying notes




                            Morgan Group Holding Co.
                            Statements of Cash Flows
                             (Dollars in thousands)

                                                           Six Months Ended
                                                         -------------------
                                                              June 30,
                                                         -------------------
                                                           2003        2002
                                                         -------------------
Operating activities:
   Net loss ..........................................   $   (34)   $(4,421)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
         Increase in accrued expenses ................         1       --
     Non-cash items and changes in operating assets
     and liabilities relating to the operations of The
     Morgan Group, Inc. ..............................      --        2,451
                                                         -------    -------
     Net cash used in operating activities ...........       (33)    (1,970)
                                                         -------    -------

Investing activities:
    Investments in The Morgan Group, Inc. ............      --          (11)
   Investing activities relating to operations of The
   Morgan Group, Inc. ................................      --           50
                                                         -------    -------
   Net cash provided by investing activities .........      --           39
                                                         =======    =======

Financing activities:
   Financing activities relating to operations of The
    Morgan Group, Inc. ...............................      --        1,870
                                                         -------    -------
Net cash provided by financing activities ............      --        1,870
                                                         -------    -------
Net decrease in cash and equivalents .................       (33)       (61)
    Cash and cash equivalents at beginning of period .       433        500
                                                         -------    -------
Cash and cash equivalents at end of period ...........   $   400    $   439

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

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

          Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

Note 2. Net assets of Discontinued Operation

          At June 30, 2003 and December 31, 2002, the estimated value of Morgan's assets in liquidation were insufficient to satisfy its estimated obligations. At June 30, 2002, the net asset of Morgan are at their historical value.

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

          On February 19, 2002, Morgan's Board of Directors agreed to set the exercise price reduction period on the Class A warrants to begin on February 26, 2002 and to extend for 63 days, expiring on April 30, 2002 (the "Reduction Period"). Morgan's Board of Directors agreed to reduce the exercise price of the warrants to $2.25 per share, instead of $6.00 per share, during the Reduction Period. Morgan's Board of Directors reduced the exercise price to $2.25 to give warrant holders the opportunity to purchase shares at a price in the range of recent trading prices of the Class A common stock. All other terms regarding the warrants, including the expiration date of the warrants, remain the same. As of the close of the temporary Reduction Period on April 30, 2002, Morgan received $535,331 with the exercise of 237,925 warrants at $2.25 each. The Company exercised 5,000 of its warrants for a total of $11,250. Subsequent to the exercise, the Company owned 64.2% of Morgan's equity interest and 77.6% of Morgan's voting ownership. Unexercised warrants remain outstanding and exercisable at $9.00 each.

          As a result of the exercise of the Warrants by Morgan's shareholders, the Company recognized a gain on the sale of stock by a subsidiary of $162,000 during the three months ended June 30, 2002.

Note 4. Income Taxes

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

Results of Operations

For the three months ended June 30, 2003, the Company incurred no expenses compared to $18,000 was incurred in the three months ended June 30, 2003. For the year ended December 31, 2002, the Company incurred administrative expenses of $64,000. The Company was formed in November 2001.

For the six months ended June 30, 2003 the Company incurred $36,000 of expenses as compared to $55,000 in the six months ended June 30, 2002.

As a result of the exercise of the Warrants by Morgan's shareholders, the Company recognized a gain on the sale of stock by a subsidiary of $162 during the three months ended June 30, 2002.

Liquidity and Capital Resources

As of June 30, 2003, the Company's only assets consisted of $400,000 in cash and an unrecognized asset relating to loss carryforward, primarily capital, of about $4 million.

Item 4. Controls and Procedures


As a result of the Bankruptcy, Morgan's corporate, financial and accounting staff has been substantially reduced, thereby likely impairing the ability of Morgan to maintain internal controls and adequate disclosure controls and procedures. On November 12, 2002, Morgan filed a Form 15 with the Securities and Exchange Commission to terminate its registration under Section 12(g) of the Exchange Act. Given the current status of Morgan, neither the chief executive officer nor the chief financial officer of Holding has been able to evaluate the effectiveness of the disclosure controls and procedures of Morgan.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  None.

(b) Current Reports on Form 8-K filed on May 12, 2003, May 16, 2003 and June 4, 2003 reporting the cessation of the client-auditor relationship with Ernst & Young LLP.

     Current Report on Form 8-K filed on May 16, 2003, explaining reason for not providing Rule 15d-14 and Section 906 certifications with Quarterly Report on Form 10-Q for the period ending March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MORGAN GROUP HOLDING CO.



By: /s/ Robert E. Dolan
    -------------------
    ROBERT E. DOLAN
    Chief Financial Officer