Form 10-Q
period 2003-09-30
MORGAN GROUP HOLDING CO
filed 2003-11-12
CIK 1162283

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

For the quarterly period ended September 30, 2003
                               ------------------

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. ____________

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

                             (914)921-1877
--------------------------------------------------------------------------------
            Registrant's telephone number, including area code

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

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

            Class                             Outstanding at October 31, 2003
            -----                             ----------------------------------
Common Stock, $.01 par value                            3,055,345



================================================================================

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements and Supplementary Data.

Financial Statements

           Balance Sheets as of
           September 30, 2003, December 31, 2002 and September 30, 2002

           Statements of Operations for the
           Three Months and Nine Months Ended September 30, 2003 and 2002

           Statements of Cash Flows for the
           Nine  Months Ended September 30, 2003 and 2002

           Notes to Financial
           Statements as of September 30, 2003





                            Morgan Group Holding Co.
                                 Balance Sheets
                             (Dollars in thousands)

                                                    September 30,   December 31   September 30,
                                                    -------------------------------------------
                                                       2003            2002          2002
                                                    -------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents .......................   $   405        $   433        $   437
                                                    -------        -------        -------
   Total curent assets ..........................       405            433            437
Net assets of The Morgan Group, Inc. ............        --             --             --
                                                    -------        -------        -------
   Total assets .................................   $   405        $   433        $   437
                                                    =======        =======        =======

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accrued expenses ................................   $     6        $     2        $    65
                                                     -------       -------        -------
   Total current liabilities ....................         6              2             65
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
  1,000,000 shares authorized,
  none outstanding ..............................        --             --             --
Common stock, $0.01 par value,
  10,000,000 shares authorized,
  3,055,345 outstanding .........................        30             30             30
Additional paid-in-capital ......................     5,612          5,612          5,612
Accumulated deficit .............................    (5,243)        (5,211)        (5,270)
                                                     -------       -------        -------
   Total shareholders' equity ...................       399            431            372
                                                     -------       -------        -------
   Total liabilities and shareholders' equity ...   $   405        $   433        $   437
                                                    =======        =======        =======

See notes to financial statements





                            Morgan Group Holding Co.
                            Statements of Operations
           (Dollars and shares in thousands, except per share amounts)


                                                                     Three Months Ended      Nine Months Ended
                                                                       September 30,            September 30,
                                                                     ---------------------------------------------------
                                                                        2003      2002       2003       2002
                                                                     ---------------------------------------------------

Administrative expenses ..........................................   $     1   $   (68)   $   (35)   $  (123)
Investment income ................................................         1         1          3          6
                                                                      -------   -------    -------    -------
Income (loss) from continuing operations .........................         2       (67)       (32)      (117)
                                                                      -------   -------    -------    -------

Discontinued operations (Notes 1 and 2):
   Gain on sale of stock by The Morgan Group, Inc. ...............      --        --         --          162
   Loss from operations before cumulative effect of
   accounting change of The Morgan Group, Inc. - net of
   income tax benefit of $-- and $1,125, respectively, and
   minority interests of $234 and $1,829, respectively ...........      --      (3,747)      --       (6,712)
   Cumulative effect of accounting change at The Morgan Group
   Inc., net of minority interests of $722 .......................      --        --         --       (1,568)
                                                                     -------   -------    -------    -------
      Net income (loss) ..........................................   $     2   $(3,814)   $   (32)   $(8,235)
                                                                     =======   =======    =======    =======

Basic and diluted income (loss) per share:
Income (loss) from continuing operations .........................   $  0.00   $ (0.02)   $ (0.01)   $ (0.04)
Gain on sale of stock by The Morgan Group, Inc. ..................      --        --         --         0.05
Loss from operations before cumulative effect of accounting
   change of The Morgan Group, Inc. ..............................      --       (1.23)      --        (2.20)
Cumulative effect of accounting change at The Morgan Group,
   Inc ...........................................................      --        --         --        (0.51)
                                                                      -------   -------    -------    -------
    Net income (loss) per common share ...........................   $  0.00   $ (1.25)   $ (0.01)   $ (2.70)
                                                                     =======   =======    =======    =======

Weighted average shares outstanding ..............................     3,055     3,055      3,055      3,055

See accompanying notes




                            Morgan Group Holding Co.
                            Statements of Cash Flows
                             (Dollars in thousands)

                                                              Nine Months Ended
                                                            --------------------
                                                               September 30,
                                                            --------------------
                                                             2003           2002
                                                            --------------------
Operating activities:
   Net loss ..............................................   $   (32)   $(8,235)
   Adjustments to reconcile net loss to net
     cash used in operating activities:
         Increase in accrued expenses ....................         4         65
         Non-cash items and changes in operating assets
         and liabilities relating to the operations of The
         Morgan Group, Inc. ..............................      --        6,456
                                                             -------    -------
     Net cash used in operating activities ...............       (28)    (1,714)
                                                             -------    -------

Investing activities:
   Investments in The Morgan Group, Inc. ................      --          (11)
   Investing activities relating to the operations of The
      Morgan Group, Inc. .................................      --          453
                                                             -------    -------
   Net cash provided by investing activities .............      --          442
                                                             -------    -------

Financing activities:
   Financing activities relating to the operations of The
      Morgan Group, Inc. .................................      --        1,209
                                                             -------    -------
     Net cash provided by financing activities ...........      --        1,209
                                                             -------    -------
     Net decrease in cash and equivalents ................       (28)       (63)
Cash and cash equivalents at beginning of period .........       433        500
                                                             -------    -------
    Cash and cash equivalents at end of period ...........   $   405    $   437
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

     As Morgan has ceased operations and is in the process liquidating itself, in the accompanying financial statements, the assets and liabilities and results of operations of Morgan have been reflected as a discontinued operation. Holding's management currently believes that it is very unlikely that Holding will realize any value from its equity ownership in Morgan. Furthermore, Holding has no obligation or intention to fund any of Morgan's liabilities, therefore, Holding's investment in Morgan was believed to have no value after the liquidation. As the liquidation of Morgan is under the control of the bankruptcy court, Holding believes it has relinquished control of Morgan and accordingly, has ceased consolidating the financial statements of Morgan. As Holding's investment in Morgan was a negative $2,182,000 at the date of adoption of the plan of liquidation, the deconsolidation resulted in a gain to Holding of that amount.

     On October 18, 2002, Morgan adopted the liquidation basis of accounting and accordingly, Morgan's assets and liabilities have been adjusted to estimate net realizable value. As the carry value of Morgan's liabilities exceeded the fair value of its assets, the liabilities were reduced to equal the estimated net realizable value of the assets.

     The financial statements have been prepared using the historical basis of assets and liabilities and historical results of Interactive's interest in Morgan, which were contributed to the Company on December 18, 2001. However, the historical financial information presented herein reflects periods during which the Company did not operate as an independent public company and, accordingly, certain assumptions were made in preparing such financial information. Such information, therefore, may not necessarily reflect the results of operations, financial condition or cash flows of the Company in the future or what they would have been had the Company been an independent public company during the reporting periods.

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

     The financial statements include the accounts of the Company and, through October, 18, 2002, its majority owned subsidiary, Morgan. Morgan has the following subsidiaries: Morgan Drive Away, Inc., TDI, Inc., Interstate Indemnity Company, and Morgan Finance, Inc., all of which are wholly owned. Morgan Drive Away, Inc. has two subsidiaries, Transport Services Unlimited, Inc. and MDA Corp. Significant intercompany accounts and transactions have been eliminated in consolidation. During 2002, Morgan was treated as a discontinued operations and previously issued financial statements have been restated to reflect that presentation.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     Certain 2002 amounts have been reclassified to conform to the 2003 presentation.

Note 2. Net assets of Discontinued Operation

     At September 30, 2003, December 31, 2002, and September 30, 2002, the estimated value of Morgan's assets in liquidation were insufficient to satisfy its estimated obligations.

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

Results of Operations

The reversal of a franchise tax accrual ($6,000) caused expenses to be a negative $1,000 for the three months ended September 30, 2003, as compared to $68,000 for the three months ended September 30, 2003. Expenses in the third quarter of 2002 included an over-accrual of professional fees of $65,000 that was reversed in the fourth quarter of 2002. For the year ended December 31, 2002, the Company incurred administrative expenses of $64,000.

For the nine months ended September 30, 2003 the Company incurred $35,000 of expenses as compared to $123,000 in the nine months ended September 30, 2002, including the $65,000 over-accrual.

As a result of the exercise of the Warrants by Morgan's shareholders, the Company recognized a gain on the sale of stock by a subsidiary of $162 during the three months ended June 30, 2002.


Liquidity and Capital Resources

As of September 30, 2003, the Company's only assets consisted of $405,000 in cash and an unrecognized asset relating to loss carryforward, primarily capital, of about $4 million.

Item 4. Controls and Procedures


As a result of the Bankruptcy, Morgan's corporate, financial and accounting staff has been substantially reduced, thereby impairing the ability of Morgan to maintain internal controls and adequate disclosure controls and procedures. On November 12, 2002, Morgan filed a Form 15 with the Securities and Exchange Commission to terminate its registration under Section 12(g) of the Exchange Act. Given the current status of Morgan, neither the chief executive officer nor the chief financial officer of Holding has been able to evaluate the effectiveness of the disclosure controls and procedures of Morgan.

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

Item 6. Exhibits and Reports on Form 8-K

(a)  None.

(b) Current Report on Form 8-K filed on August 14, 2003, explaining reason for not providing Rule 15d-14 and Section 906 certifications with Quarterly Report on Form 10-Q for the period ending June 30, 2003.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MORGAN GROUP HOLDING CO.



By:  /s/ Robert E. Dolan
     -------------------
     ROBERT E. DOLAN
     Chief Financial Officer

November 11, 2003