Form 10-K
period 2003-12-31
MORGAN GROUP HOLDING CO
filed 2004-03-30
CIK 1162283

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2003    Commission file number  333-73996
                          -----------------                            ---------

                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ____________to____________


                            MORGAN GROUP HOLDING CO.
                            ------------------------
             (Exact name of Registrant as specified in its charter)

          Delaware                                     13-4196940
          --------                                     ----------
 State of other jurisdiction                        (I.R.S. Employer
incorporation or organization                      Identification No.)

 401 Theodore Fremd Avenue, Rye, NY                       10580
 ----------------------------------                       -----
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code    (914) 921-1877
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate by mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X

As of June 30, 2003, the aggregate market value of the Registrant's voting and nonvoting common equity held by non-affiliates of the Registrant was approximately $175,700, which value, solely for the purposes of this calculation, excludes shares held by the Registrant's officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

The number of outstanding shares of the Registrant's Common Stock was 3,055,345 as of March 25, 2004.


================================================================================

                                     PART I
                                     ------

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

Unfortunately, weakened by poor industry conditions and management mistakes. A combination of industry dynamics, poor management decisions, and a surge in insurance costs crippled Morgan. On October 3, 2002 Morgan ceased operations when its liability insurance expired and it was unable to secure replacement insurance. On October 18, 2002, The Morgan Group, Inc. and two of its operating subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division. As of December 31, 2003, the Debtors were continuing to conduct an orderly liquidation of their assets.

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

     The Company expects that its ownership interest in Then Morgan Group, Inc. will have no residual value upon completion of the liquidation of the assets of The Morgan Group Inc. The Company's strategy is to look for additional investment opportunities. However the loss did yield a capital loss of about $4 million.

Item 2. Properties.

        The Company owns no properties.

Item 3. Legal Proceedings.

        The Company is not a party to any legal proceedings.

Item 4. Submission of Matters To a Vote of Security Holders.

        None during the fourth quarter of 2003.

                                     PART II
                                     -------

Item 5.  Market  For The  Registrant's  Common  Equity And  Related  Stockholder
         Matters.

     The common stock commenced trading on the over-the-counter market on February 21, 2002. The following table sets forth the high and low market prices of the common stock for the periods indicated, as reported by published sources.

                                                                  High         Low
2002 Fiscal Year
First Quarter (beginning February 21, 2002) ..........       $    1.75    $    0.85
Second Quarter .......................................       $    1.40    $    0.51
Third Quarter ........................................       $    0.55    $    0.12
Fourth Quarter .......................................       $    0.20    $    0.02

2003 Fiscal Year
First Quarter ........................................       $    0.070   $    0.050
Second Quarter .......................................       $    0.140   $    0.065
Third Quarter ........................................       $    0.140   $    0.080
Fourth Quarter .......................................       $    0.110   $    0.100


As of March 25, 2004, there were approximately 832 holders of record of the Company's common stock.

The Company has never declared a cash dividend on its common stock and its Board of Directors does not anticipate that it will pay cash dividends in the foreseeable future.

The Company has never repurchased any of its equity securities and does not anticipate that it will do so in the foreseeable future.

Item 6. Selected Financial Data.


                            Morgan Group Holding Co.
                             Selected Financial Data
           (Dollars and shares in thousands, except per share amounts)

                                                                                   December 31, (1)
                                                                           -------    -------    ------   -------    ------
                                                                             2003       2002      2001      2000      1999
                                                                           -------    -------    ------   -------    ------

Administrative expenses ...............................................   $   (35)   $   (64)   $  --     $  --      $ --
Investment income .....................................................         3          6       --        --        --
                                                                           -------    -------    ------   -------    ------
Loss from continuing operations .......................................       (32)       (58)      --        --        --
                                                                           -------    -------    ------   -------    ------

Discontinued operations:
Loss from operations before cumulative effect of accounting change of The Morgan Group, Inc. - net of income tax benefit (provision) of
 $--, $1,125, $910, and $(2,277) and $(187) respectively, and minority
 interests of $--, $3,021, $603, $2,133 and $(28) respectively .........      --       (5,358)   (854)    (2,492)      (3)
Cumulative effect of accounting change at The Morgan
  Group  Inc., net of minority interests of $722 .......................      --       (1,568)      --      --        --
Gain from the adoption of liquidation basis of
  accounting at The Morgan Group, Inc. .................................      --        2,182       --      --        --
                                                                           -------    -------    ------   -------    ------
    Net loss ...........................................................  $   (32)    $(4,802)   $ (854)  $(2,492)   $  (3)
                                                                           =======    =======    ======   =======    ======

Basic and diluted loss per share:
Loss from continuing operations .......................................   $ (0.01)   $ (0.02)   $--          $--    $--
Loss from operations before cumulative effect of
  accounting  change of The Morgan Group, Inc. ........................      --        (1.75)    (0.28)    (0.82)   (0.000)
Cumulative effect of accounting change at The Morgan
  Group, Inc...........................................................      --        (0.52)     --        --        --
Gain from the adoption of liquidation basis of
  accounting at The Morgan Group Inc. .................................      --         0.71      --        --        --
                                                                           =======    =======    ======   =======    ======
 Net loss per common share ............................................   $ (0.01)   $ (1.57)   $(0.28)  $ (0.82)   $(0.00)
                                                                           =======    =======    ======   =======    ======

           Weighted average shares outstanding ........................     3,055      3,055      3,055    3,055     3.055

                                                                               December 31, (1)
                                                                           -------    -------    ------   -------    ------
                                                                             2003       2002      2001      2000      1999
                                                                           -------    -------    ------   -------    ------

Cash ...................................................................  $   399    $   433    $  500    $  --      $ --
Total Assets ...........................................................  $   399    $   433    $ 5,235   $ 3,661    $6,171
Stockholders Equity ....................................................  $   399    $   431    $ 5,235   $  --      $ --
Equity, Investments by and advances from Lynch
   Interactive Corporation .............................................   $  --      $  --      $  --    $ 3,661    $6,171



(1) We were incorporated in November 2001 to serve as a holding company for Lynch Interactive Corporation's controlling interest in The Morgan Group, Inc. The transfer of the controlling interest was made to us on December 18, 2001. The accompanying combined financial data represents the combination, on a retroactive basis, of all of Lynch Interactive
     Corporation's interest in The Morgan Group, Inc. and the consolidated financial statements of The Morgan Group, Inc. as if the transfer by Lynch Interactive Corporation occurred on January 1, 1998. Subsequent to December 18, 2002, the financial statements represent the consolidated results of the Company. During 2002, due to Morgan's ceasing operations, its financial results are treated as discontinued operations in the above data. On October 18, 2002, Morgan filed for bankruptcy and adopted the liquidation basis of accounting and the Company deconsolidated Morgan at that point.

Item 7. Management's Discussion and Analysis of Financial Condition and Plan of Operation.

Overview

The Company was incorporated in November 2001 as a wholly-owned subsidiary of Lynch Interactive Corporation ("Interactive") to serve as an acquisition vehicle. Initially, we received $500,000 cash and 68.5% of The Morgan Group, Inc. (Morgan)'s equity interest and 80.8% of Morgan's voting interest. On January 24, 2002, Interactive spun off 2,820,051 shares of our common stock through a pro rata distribution ("Spin-Off") to its stockholders. Interactive retained 235,294 shares at the time of the spin-off.

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

As Morgan is in the process liquidation, in the accompanying financial statements the assets and liabilities and results of operations of Morgan have been reflected as a discontinued operation. In addition, the Company's management currently believes that it is very unlikely that the Company will realize any value from its equity ownership in Morgan. Given the fact that Holding has no obligation or intention to fund any of Morgan's liabilities, management believes that the Company's investment in Morgan will to have no value after the liquidation. As the liquidation of Morgan is under the control of the bankruptcy court, the Company believes it has relinquished control of Morgan and accordingly has ceased consolidating the financial statements of Morgan. As the Company's investment in Morgan was a negative of $2,182,000 at the date of adoption of the plan of liquidation. This resulted in a gain to Holdings of that amount in 2002.

On October 18, 2002, Morgan adopted the liquidation basis of accounting and accordingly, Morgan's assets and liabilities have been adjusted to estimate net realizable value. As the carry value of organ's liabilities exceeded the fair value of its assets, the liabilities were reduced to equal the estimated net realizable value of the assets.

As of December 31, 2003, the Company's only assets consisted of $399,000 in cash and an unrecognized asset relating to capital loss carryforward of about $4 million.

The Company currently has no operating businesses and will seek acquisitions as part of its strategic alternatives. Its only costs are the administrative expenses required to make the regulatory filings needed to maintain its public status. These costs are estimated at $25,000 to $75,000 per year.

Results of Operations

For the year ended December 31, 2003, the Company incurred administrative expenses of $35,000 and $64,000 of expenses were incurred during the year ended December 31, 2002. As the Company was formed in November 2001 and Lynch Interactive paid the expenses associated with the spin-off, no such expenses administration were incurred by the Company in the year ended December 31, 2001.

Investment income of $3,000 and $6,000 was recorded during the two years ended December 31, 2003 as a result of the Company's investment in a United States Treasury money market fund.

Item 8. Financial Statements and Supplementary Data.

Financial Statements

           Balance Sheets as of
           December 31, 2003 and December 31, 2002

           Statements of Operations for the
           Three Years Ended December 31, 2003

           Statements of Cash Flows for the
           Three   Years  Ended December 31, 2003

           Statements of Equity, Investments by
           And Advances from Lynch Interactive
           Corporation

           Notes to Financial
           Statements as of December 31, 2003


                            Morgan Group Holding Co.
                                 Balance Sheets
                (Dollars in thousands, except per share amounts)

                                                    December 31,
                                               -----------------------
                                                 2003        2002
                                               -----------------------
ASSETS
Current assets:
Cash and cash equivalents ...................   $   399    $   433
                                                -------    -------
   Total current assets .....................       399        433
Net assets of  The Morgan Group, Inc. .......      --         --
                                                -------    -------
   Total assets .............................   $   399    $   433
                                                =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accrued expenses ............................   $  --      $     2
                                                -------    -------
   Total current liabilities ................      --            2
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
  1,000,000 shares authorized,
  none outstanding ..........................      --           --
Common stock, $0.01 par value,
  10,000,000 shares authorized,
  3,055,345 outstanding .....................        30         30
Additional paid-in-capital ..................     5,612      5,612
Accumulated deficit .........................    (5,243)    (5,211)
                                                -------    -------
   Total shareholders' equity ...............       399        431
                                                -------    -------
   Total liabilities and shareholders' equity   $   399    $   433
                                                =======    =======

See notes to financial statements





                            Morgan Group Holding Co.
                            Statements of Operations
           (Dollars and shares in thousands, except per share amounts)


                                                                         December 31,
                                                             --------------------------------
                                                                2003        2002      2001
                                                             --------------------------------

Administrative expenses ...................................   $   (35)   $   (64)   $  --
Investment income .........................................         3          6       --
                                                              -------    -------    -------
  Loss from continuing operations .........................       (32)       (58)      --
                                                              -------    -------    -------

Discontinued operations (Notes 1 and 2):
Loss from operations before cumulative effect of
  accounting change of The Morgan Group, Inc. - net of
  income tax benefit (provision) of $--, $1,125 and $910,
  respectively, and minority interests of $--, $3,021 and
  $603 respectively .......................................      --       (5,358)     (854)
Cumulative effect of accounting change at The Morgan Group
  Inc., net of minority interests of $722 .................      --       (1,568)      --
Gain from the deconsolidation of The Morgan Group, Inc. ...      --        2,182       --
                                                              -------    -------    -------
    Net loss ..............................................   $   (32)   $(4,802)   $  (854)
                                                              =======    =======    =======

Basic and diluted loss per share:
Loss from continuing operations ...........................   $ (0.01)   $ (0.02)      --
Loss from operations before cumulative effect of accounting
   change of The Morgan Group, Inc. .......................      --        (1.75)   $ (0.28
Cumulative effect of accounting change at The Morgan Group,
   Inc ....................................................      --        (0.52)      --
Gain from the deconsolidation of The Morgan Group Inc. ....      --         0.71       --
                                                              -------    -------    -------
    Net loss per common share .............................   $ (0.01)   $ (1.57)   $ (0.28)
                                                              =======    =======    =======

                Weighted average shares outstanding .......     3,055      3,055      3,055

See accompanying notes




                            Morgan Group Holding Co.
                            Statements of Cash Flows
                             (Dollars in thousands)

                                                                         December 31,
                                                           ----------------------------------
                                                            2003        2002         2001
                                                           ----------------------------------
Operating activities:
   Net loss ............................................   $   (32)   $(4,802)   $  (854)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
     Increase (decrease) in accrued expenses ...........        (2)         2       --
     Non-cash items and changes in operating assets
     and liabilities relating to the operations of The
     Morgan Group, Inc. ................................      --        3,082      1,363
                                                           -------    -------    -------
     Net cash provided by (used in) operating activities       (34)    (1,718)       509
                                                           -------    -------    -------

Investing activities:
   Investment in the Morgan Group Inc. .................      --          (11)    (2,000)
   Investing activities relating to operations of The
    Morgan Group, Inc. .................................      --          453       (753)
                                                           -------    -------    -------
   Net cash provided by (used in) investing activities .      --          442     (2,753)
                                                           -------    -------    -------

Financing activities:
   Investment by and advances from(to)Lynch Interactive
      Corporation ......................................      --         --        2,500
   Financing activities relating to operations of The
    Morgan Group, Inc. .................................      --        1,209        244
                                                           -------    -------    -------
Net cash provided by financing activities ..............      --        1,198      2,744
                                                           -------    -------    -------
Net increase (decrease) in cash and equivalents ........       (34)       (67)       500
Cash and cash equivalents at beginning of period .......       433        500       --
                                                           -------    -------    -------
Cash and cash equivalents at end of period .............   $   399    $   433    $   500
                                                           =======    =======    =======

  See accompanying  notes





                            Morgan Group Holding Co.
                    Statements of Equity, Investments by and
                   Advances from Lynch Interactive Corporation
                             (Dollars in thousands)

                                                                                                 Equity,
                                                                                               Investments
                                                                                                  by and
                                                                                               Advances from
                                                                   Additional                     Lynch
                                      Common Stock    Common        Paid-in        Accumulated  Interactive    Total
                                       Outstanding     Stock        Captial        Deficit      Corporation
                                      ------------------------------------------------------------------------------

Balance at January 1, 2001 ........         --       $   --       $   --        $   --          3,661       $  3,661
Capital transactions of The Morgan
Group, Inc. .......................         --           --           --            --            (72)          (72)
Investment of Lynch Interactive
Corporation .......................         --           --           --            --           2,000         2,000
Net loss through December 18, 2001          --           --           --            --            (445)         (445)
Issuance of shares by Lynch
Interactive Corporation ...........    3,055,345         30          5,614          --          (5,144)          500
Net loss subsequent to December 18,
2001                                        --           --           --            (409)         --            (409)
                                      ----------   ----------   ----------      ----------    ----------    ----------

Balance at December 31, 2001 ......    3,055,345           30        5,614          (409)         --           5,235
Capital transactions of The Morgan
Group, Inc. .......................         --           --             (2)         --            --              (2)
Net Loss for year ended December
31, 2002 ..........................         --           --           --          (4,802)         --          (4,802)
                                      ----------   ----------   ----------      ----------    ----------    ----------
Balance at December 31, 2002 ......    3,055,345           30        5,612        (5,211)         --             431
Net loss for year end December 31,
2003                                        --           --           --             (32)         --             (32)
                                      ----------   ----------   ----------      ----------    ----------    ----------
                                       3,055,345   $       30   $    5,612      $ (5,243)     $   --        $    399
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

     At December 31, 2003 and 2002 all cash and cash equivalents were invested in a United States Treasury money market fund, which an affiliate of the Company serves as the investment manager.

     At December 31, 2003 and 2002, the carrying value of financial instruments such as cash and cash equivalents, accounts receivable, trade payables and long-term debt approximates their fair values. Fair value is determined based on expected future cash flows, discounted at market interest rates, and other appropriate valuation methodologies.

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

Note 2. Net assets of Discontinued Operation

     At December 31, 2003 and 2002, the estimated value of Morgan's assets in liquidation were insufficient to satisfy its estimated obligations.

Note 3. Goodwill Impairment

     On January 1, 2002, Morgan adopted Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). This Standard eliminates goodwill amortization and requires an evaluation of goodwill for impairment (at the reporting unit level) upon adoption of the Standard, as well as subsequent evaluations on an annual basis, and more frequently if circumstances indicate a possible impairment. This impairment test is comprised of two steps. The initial step is designed to identify potential goodwill impairment by comparing an estimate of the fair value of the applicable reporting unit to its carrying value, including goodwill. If the carrying value exceeds fair value, a second step is performed, which compares the implied fair value of the applicable reporting unit's goodwill with the carrying amount of that goodwill, to measure the amount of goodwill impairment, if any. Upon adoption, Morgan performed the transitional impairment test which resulted in an impairment of $2,290,000 which is classified as a cumulative effect of a change in accounting principle for the year ended December 31, 2002, as required by SFAS No. 142.

Note 4. Issuance of Non-transferable Warrants

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

Note 5. Income Taxes

     No income tax benefit has recorded in the accompanying financial statements, as the realization of such losses, for income tax purposes, is dependent upon the generation of future taxable income during the period when such losses would be deductible. Therefore, the recording of the deferred tax asset of $1.5 million would be inconsistent with applicable accounting rules.

Note 6. Segment Reporting

     As the results of operations of the Morgan Group are currently being accounted for as discontinued operation and the Holding currently have limited operations there is no Segment Reporting.

Note 7. Commitments and Contingencies

     Holding has not guaranteed any of the obligations of Morgan and it has no further commitment or obligation to fund any creditors.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

     Not Applicable.

                                    PART III
                                    --------

Item 10. Directors and Executive Officers of the Registrant.

     The following table sets forth the name, business address, present principal occupation, employment history, positions, offices or employments for the past five years and ages as of March 25, 2004 for our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify.


Name               Age                  Position

Mario J. Gabelli   61   Chief Executive Officer and Director

Robert E. Dolan    52   Chief Financial Officer and Director

John Fikre .....   39   Vice President, Secretary and Director


----------------------

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information concerning ownership of our common stock as of March 25, 2004 by each person known by us to be the beneficial owner of more than five percent of the common stock, each director, each executive officer, and by all directors and executive officers as a group. We believe that each stockholder has sole voting power and sole dispositive power with respect to the shares beneficially owned by him. Unless otherwise indicated, the address of each person listed below is 401 Theodore Fremd Avenue, Rye, New York 10580.

                                          Number of Shares of
                                             Common Stock             Percent of
Beneficial Owner                          Beneficially Owned          Ownership

Mario J. Gabelli ...................          858,384(1)                 28.1%

Robert E. Dolan ....................              579(2)                   **

John Fikre .........................                0                     0%

Lynch Interactive Corporation ......          235,294                     7.7%

All directors and executive officers
as a group (3 in total) ............          858,963                    28.1%

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

(2) Includes 70 shares registered in the name of Mr. Dolan's children with respect to which Mr. Dolan has voting and investment power and 109 shares owned by Mr. Dolan through the Lynch Interactive Corporation 401(k) Savings Plan.

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

Item 14. Principal Accountant Fees and Services.

     The Company did not engage an independent auditor to audit its financial statements for the year ended December 31, 2003 and did not incur any audit fees, audit-related fees, tax fees or other fees.


                                     PART IV
                                     -------

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

---------------

* Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-73996).

(b) Reports on Form 8-K filed in the fourth quarter of the period covered this Report.

     None.

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

         Signature                      Capacity                     Date


/s/ Mario J. Gabelli              Chief Executive Officer         March 29, 2004
--------------------          (Principal Executive Officer)
MARIO J. GABELLI                      and Director

/s/ Robert E. Dolan              Chief Financial Officer          March 29, 2004
-------------------         (Principal Financial and Accounting
ROBERT E. DOLAN                    Officer and Director)

/s/ John Fikre                          Director                  March 29, 2004
-------------------
JOHN FIKRE



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