Form 10-Q
period 2004-03-31
MORGAN GROUP HOLDING CO
filed 2004-05-17
CIK 1162283

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

For the quarterly period ended March 31, 2004
                               --------------

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2of the Act).Yes No X

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

         Class                                    Outstanding at May 31, 2004
         -----                                   ----------------------------
Common Stock, $.01 par value                              3,055,345



================================================================================

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.

Financial Statements Unaudited

           Balance Sheets as of
           March 31, 2004, December 31, 2003 and March 31, 2003

           Statements of Operations for the
           Three Months Ended March 31, 2004 and 2003

           Statements of Cash Flows for the
           Three Months Ended March 31, 2004 and 2003

           Notes to Financial
           Statements as of March 31, 2004


                            Morgan Group Holding Co.
                                 Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)

                                                 March 31,  December 31, March 31,
                                                 ---------------------------------
                                                  2004        2003        2003
                                                 ---------------------------------
ASSETS
Current assets:
Cash and cash equivalents ...................   $   399    $   399      $   399
                                                -------    -------      -------
   Total curent assets ......................       399        399          399
Net assets of The Morgan Group, Inc. ........      --         --           --
                                                -------    -------      -------
   Total assets .............................   $   399    $   399      $   399
                                                =======    =======      =======

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accrued expenses ............................       $--        $--      $     3
                                                -------    -------      -------
   Total current liabilities ................      --         --              3
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
  1,000,000 shares authorized,
  none outstanding ..........................      --         --           --
Common stock, $0.01 par value,
  10,000,000 shares authorized,
  3,055,345 outstanding .....................        30         30           30
Additional paid-in-capital ..................     5,612      5,612        5,612
Accumulated deficit .........................    (5,243)    (5,243)      (5,246)
                                                -------    -------      -------
   Total shareholders' equity ...............       399        399          396
                                                -------    -------      -------
   Total liabilities and shareholders' equity   $   399    $   399      $   399
                                                =======    =======      =======

See accompanying notes to financial statements


                            Morgan Group Holding Co.
                            Statements of Operations
                                   (Unaudited)
           (Dollars and shares in thousands, except per share amounts)


                                        Three Months Ended
                                              March 31,
                                      ---------------------
                                         2004       2003
                                      ---------------------

Administrative expenses ............   $    (1)   $   (36)
Investment income ..................         1          1
                                       -------    -------
  Net loss .........................      --          (35)
                                       =======    =======



Basic and diluted net loss per share   $  0.00    $ (0.01)
                                       =======    =======

Weighted average shares outstanding      3,055      3,055

See accompanying notes to financial statements



                            Morgan Group Holding Co.
                            Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                   Three Months Ended
                                                   ------------------
                                                        March 31,
                                                   ------------------
                                                    2004    2003
                                                   ------------------
Operating activities:
   Net loss ....................................     $--   $ (35)
Adjustments to reconcile net loss to net
     cash used in operating activities:
         Increase in accrued expenses ..........    --         1
                                                   -----   -----
     Net cash used in operating activities .....    --       (34)
                                                   -----   -----

     Net decrease in cash and equivalents ......    --       (63)
Cash and cash equivalents at beginning of period     399     500
                                                   -----   -----
    Cash and cash equivalents at end of period .   $ 399   $ 437
                                                   =====   =====

  See accompanying  notes to financial statements

                            Morgan Group Holding Co.
                          Notes to Financial Statements

Note 1. Basis of Presentation
        ---------------------

     Morgan Group Holding Co. ("Holding" or "the Company") was incorporated in November 2001 as a wholly-owned subsidiary of Lynch Interactive Corporation ("Interactive") to serve, among other business purposes, as a holding company for Interactive's controlling interest in The Morgan Group, Inc. ("Morgan"). On December 18, 2001, Interactive's controlling interest in Morgan was transferred to Holding. At the time, Holding owned 68.5% of Morgan's equity interest and 80.8% of Morgan's voting interest. On January 24, 2002, Interactive spun off 2,820,051 shares of the Company's common stock through a pro rata distribution ("Spin-Off") to its stockholders. Interactive retained 235,294 shares of the Company's common stock to be distributed in connection with the potential conversion of a convertible note that had been issued by Interactive. Such note was repurchased by Interactive in 2002 and Interactive retains the shares.

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

     As Morgan has ceased operations and is in the process liquidating itself, in the accompanying balance sheet, the assets and liabilities of Morgan have been reflected as one line. Holding's management currently believes that it is very unlikely that Holding will realize any value from its equity ownership in Morgan. Furthermore, Holding has no obligation or intention to fund any of Morgan's liabilities, therefore, Holding's investment in Morgan was believed to have no value after the liquidation. As the liquidation of Morgan is under the control of the bankruptcy court, Holding believes it has relinquished control of Morgan and accordingly, has ceased consolidating the financial statements of Morgan.

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

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2. Net assets of Morgan Group
        --------------------------

     At March 31, 2004, December 31, 2003, and March 31, 2003, the estimated value of Morgan's assets in liquidation were insufficient to satisfy its estimated obligations.

Note 3. Income Taxes
        ------------

     No income tax benefit has been recorded in the accompanying financial statements, as the realization of such losses, for income tax purposes, is dependent upon the generation of future taxable income during the period when such losses would be deductible. Therefore, the recording of the deferred tax asset of $1.5 million would be inconsistent with applicable accounting rules.

Note 4. Commitments and Contingencies
        -----------------------------

     Holding has not guaranteed any of the obligations of Morgan and it has no further commitment or obligation to fund any creditors.

Note 5. Financial Statements not reviewed by Independent Public Accountants
        -------------------------------------------------------------------

     On May 2, 2003, the client-auditor relationship between Holding and Ernst & Young LLP ceased. As a result, these interim financial statements have not been reviewed by independent public accountants.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's  Discussion  and  Analysis  of  Financial  Condition  and  Plan  of
Operation.

Overview

On October 18, 2002, Morgan adopted the liquidation basis of accounting and accordingly, Morgan's assets and liabilities have been adjusted to estimate net realizable value. As the carrying value of Morgan's liabilities exceeded the fair value of its assets, the liabilities were reduced to equal the estimated net realizable value of the assets.

The Company currently has no operating businesses and will seek acquisitions as part of its strategic alternatives. Its only costs are the administrative expenses required to make the regulatory filings needed to maintain its public status. These costs are estimated at $50,000 to $100,000 per year.

Results of Operations

For the three months ended March 31, 2003, the Company incurred $1,000 of expenses as compared to $35,000 of expenses in the first three months of 2003, which included certain insurance costs and professional fees.

Liquidity and Capital Resources

As of March 31, 2004, the Company's only assets consisted of $399,000 in cash and an unrecognized asset relating to a tax loss carryforward, primarily capital, of about $4 million.

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

Forward Looking Discussion
--------------------------

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  None.

(b) Current Report on Form 8-K filed on May 17, 2004, explaining reason for not providing Rule 15d-14 and Section 906 certifications with Quarterly Report on Form 10-Q for the period ending March 31, 2004.

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

May 17, 2004