Form 10-Q
period 2004-06-30
MORGAN GROUP HOLDING CO
filed 2004-08-16
CIK 1162283

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004
                               -------------

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. ____________

                            MORGAN GROUP HOLDING CO.
                            ------------------------
             (Exact name of Registrant as specified in its charter)

 Delaware                        333-73996                     13-4196940
--------------------------------------------------------------------------------
 (State of jurisdiction of  (Commission File Number)          (IRS Employer
  Incorporation)                                          Identification Number)

401 Theodore Fremd Avenue, Rye, New York                           10580
-------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip Code)

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

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2of the Act). Yes No X

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

            Class                             Outstanding at July 31, 2004
            -----                             -------------------------------
Common Stock, $.01 par value                           3,055,345



================================================================================

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.

Financial Statements Unaudited

           Balance Sheets as of
           June 30, 2004, December 31, 2003 and June 30, 2003

           Statements of Operations for the
           Three and Six Months Ended June 30, 2004 and 2003

           Statements of Cash Flows for the
           Six Months Ended June 30, 2004 and 2003

           Notes to Financial
           Statements as of June 30, 2004


                            Morgan Group Holding Co.
                                 Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)

                                                 June 30,  December 31, June 30,
                                                 -------------------------------
                                                   2004        2003       2003
                                                 -------------------------------
ASSETS
Current assets:
Cash and cash equivalents .....................   $   400    $   399    $   400
                                                  -------    -------    -------
   Total curent assets ........................       400        399        400
Net assets of The Morgan Group, Inc. ..........      --         --         --
                                                  -------    -------    -------
   Total assets ...............................   $   400    $   399    $   400
                                                  =======    =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accrued expenses ..............................       $--        $--    $     3
                                                  -------    -------    -------
   Total current liabilities ..................      --         --            3
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
  1,000,000 shares authorized,
  none outstanding ............................      --         --         --
Common stock, $0.01 par value,
  10,000,000 shares authorized,
  3,055,345 outstanding .......................        30         30         30
Additional paid-in-capital ....................     5,612      5,612      5,612
Accumulated deficit ...........................    (5,242)    (5,243)    (5,245)
                                                  -------    -------    -------
   Total shareholders' equity .................       400        399        397
                                                  -------    -------    -------
   Total liabilities and shareholders' equity .   $   400    $   399    $   400
                                                  =======    =======    =======

See accompanying notes to financial statements



                            Morgan Group Holding Co.
                            Statements of Operations
                                   (Unaudited)
           (Dollars and shares in thousands, except per share amounts)


                                         Three Months Ended   Six Months Ended
                                              March 31,            June 30
                                         ---------------------------------------
                                          2004       2003     2004       2003
                                         ---------------------------------------

Administrative expenses ..............   $  --     $  --     $    (1)   $   (36)
Investment income ....................         1         1         2          2
                                         -------   -------   -------    -------
  Net income (loss) ..................   $     1   $     1   $     1    $   (34)
                                         =======   =======   =======    =======



Basic and diluted net loss per share .   $  0.00   $  0.00   $  0.00    $ (0.01)
                                         =======   =======   =======    =======

Weighted average shares outstanding ..     3,055     3,055     3,055      3,055

See accompanying notes to financial statements



                            Morgan Group Holding Co.
                            Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                               Six Months Ended
                                                               -----------------
                                                                   June 30,
                                                               -----------------
                                                                2004       2003
                                                               -----------------
Operating activities:
   Net income (loss) ......................................     $   1     $ (34)
Adjustments to reconcile net loss to net
     cash used in operating activities:
         Increase in accrued expenses .....................      --           1
                                                                -----     -----
     Net cash used in operating activities ................         1       (33)
                                                                -----     -----

     Net increase (decrease) in cash and equivalents ......         1       (33)
Cash and cash equivalents at beginning of period ..........       399       433
                                                                -----     -----
    Cash and cash equivalents at end of period ............     $ 400     $ 400
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

     On October 18, 2002, Morgan adopted the liquidation basis of accounting and accordingly, Morgan's assets and liabilities have been adjusted to estimated net realizable value. As the carry value of Morgan's liabilities exceeded the fair value of its assets, the liabilities were reduced to equal the estimated net realizable value of the assets.

     All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of cash equivalents approximates its fair value based on its nature.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2. Net assets of Morgan Group

     At June 30, 2004, December 31, 2003, and June 30, 2003, the estimated value of Morgan's assets in liquidation were insufficient to satisfy its estimated obligations.

Note 3 . Income Taxes

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's  Discussion  and  Analysis  of  Financial  Condition  and  Plan  of
Operation.

Overview

On October 18, 2002, Morgan adopted the liquidation basis of accounting and accordingly, Morgan's assets and liabilities have been adjusted to estimated net realizable value. As the carrying value of Morgan's liabilities exceeded the fair value of its assets, the liabilities were reduced to equal the estimated net realizable value of the assets.

The Company currently has no operating businesses and will seek acquisitions as part of its strategic alternatives. Its only costs are the administrative expenses required to make the regulatory filings needed to maintain its public status. These costs are estimated at $50,000 to $100,000 per year.

Results of Operations

For the six months ended June 30, 2004, the Company incurred $1,000 of expenses as compared to $36,000 of expenses in the first six months of 2003, which included certain one-time professional fees.

For the three months ended June 30, 2004, the Company incurred no operating expenses.

Investment income is on the cash balance in a money market fund.

Liquidity and Capital Resources

As of June 30, 2004, the Company's only assets consisted of $400,000 in cash and an unrecognized asset relating to a tax loss carryforward, primarily capital, of about $4 million.

Item 4. Controls and Procedures

Quantitative and Quantitative Analysis of Market Risk

The Company is minimally exposed to changes in market risk because as of June 30, 2004, the Company has no market sensitive assets or liability.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  None.

     (b) Current Report on Form 8-K filed on August 6, 2004, explaining reason for not providing Rule 15d-14 and Section 906 certifications with Quarterly Report on Form 10-Q for the period ending June 30, 2004.

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




August 16, 2004