Form 10-Q
period 2004-09-30
MORGAN GROUP HOLDING CO
filed 2004-11-15
CIK 1162283

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004
                               ------------------

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-73996

                            MORGAN GROUP HOLDING CO.
             (Exact name of Registrant as specified in its charter)


Delaware                                                       13-4196940
--------------------------------------------------------------------------------
(State of jurisdiction of                                     (IRS Employer
    Incorporation)                                        Identification Number)

401 Theodore Fremd Avenue, Rye, New York                          10580
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (914) 921-1877
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2of the Act).Yes No X
                                        ---

Indicate the number of shares outstanding of each of the Registrant's classes of Common Stock, as of the latest practical date.

            Class                             Outstanding at November 1, 2004
            -----                           ----------------------------------
Common Stock, $.01 par value                            3,055,345


================================================================================

                                      INDEX

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements and Supplementary Data.

Financial Statements Unaudited

           Balance Sheets as of
           September 30, 2004, December 31, 2003 and September 30, 2003

           Statements of Operations for the
           Three and Nine Months Ended September 30, 2004 and 2003

           Statements of Cash Flows for the
           Nine Months Ended September 30, 2004 and 2003

           Notes to Financial
           Statements as of September 30, 2004

PART II. OTHER INFORMATION
Item 2. Exhibits and Reports of Form 8-K

SIGNATURE



                            Morgan Group Holding Co.
                                 Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)

                                                 September 30,    December 31,   September 30,
                                                 ----------------------------------------------
                                                     2004            2003           2003
                                                 ----------------------------------------------

ASSETS
Current assets:
Cash and cash equivalents .....................       $   401       $   399       $   405
                                                      -------       -------       -------
   Total curent assets ........................           401           399           405
Net assets of The Morgan Group, Inc. ..........          --            --            --
                                                      -------       -------       -------
   Total assets ...............................       $   401       $   399       $   405
                                                      =======       =======       =======

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accrued expenses ..............................       $     3       $  --         $     6
                                                      -------       -------       -------
   Total current liabilities ..................             3          --               6
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
  1,000,000 shares authorized,
  none outstanding ............................          --            --            --
Common stock, $0.01 par value,
  10,000,000 shares authorized,
  3,055,345 outstanding .......................            30            30            30
Additional paid-in-capital ....................         5,612         5,612         5,612
Accumulated deficit ...........................        (5,244)       (5,243)       (5,243)
                                                      -------       -------       -------
   Total shareholders' equity .................           398           399           399
                                                      -------       -------       -------
   Total liabilities and shareholders' equity .       $   401       $   399       $   405
                                                      =======       =======       =======

See accompanying notes to financial statements

                            Morgan Group Holding Co.
                            Statements of Operations
                                   (Unaudited)
           (Dollars and shares in thousands, except per share amounts)


                                                 Three Months Ended     Nine Months Ended
                                                    September 30,         September 30,
                                                 ----------------------------------------
                                                   2004       2003       2004       2003
                                                 ----------------------------------------

Administrative expenses ......................   $    (2)   $     1   $    (3)   $   (35)
Investment income ............................      --            1         2          3
                                                 -------    -------   -------    -------
  Net income (loss) ..........................   $    (2)   $     2   $    (1)   $   (32)
                                                 =======    =======   =======    =======



Basic and diluted net loss per share .........   $  0.00    $  0.00   $  0.00    $ (0.01)
                                                 =======    =======   =======    =======

Weighted average shares outstanding ..........     3,055      3,055     3,055      3,055

See accompanying notes to financial statements




                            Morgan Group Holding Co.
                            Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                          Nine Months Ended
                                                          -----------------
                                                            September 30,
                                                          -----------------
                                                            2004     2003
                                                          -----------------

Operating activities:
x   Net income (loss) ...................................   $  (1)   $ (32)
Adjustments to reconcile net loss to net
     cash used in operating activities:
         Increase in accrued expenses ..................       3        4
                                                           -----    -----
     Net cash provided by (used in) operating activities       2      (28)
                                                           -----    -----

     Net increase (decrease) in cash and equivalents ...       2      (28)
Cash and cash equivalents at beginning of period .......     399      433
                                                           -----    -----
    Cash and cash equivalents at end of period .........   $ 401    $ 405
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

     As Morgan has ceased operations and is in the process liquidating itself, in the accompanying balance sheet, the assets and liabilities of Morgan have been reflected as one line. Holding's management currently believes that the estimated value of Morgan's assets in liquidation are insufficient to satisfy its estimated obligation, and therefore, it is very unlikely that Holding will realize any value from its equity ownership in Morgan. Furthermore, Holding has no obligation or intention to fund any of Morgan's liabilities, therefore, Holding's investment in Morgan was believed to have no value after the liquidation. As the liquidation of Morgan is under the control of the bankruptcy court, Holding believes it has relinquished control of Morgan and accordingly, has ceased consolidating the financial statements of Morgan.

     On October 18, 2002, Morgan adopted the liquidation basis of accounting and accordingly, Morgan's assets and liabilities have been adjusted to estimated net realizable value. As the carry value of Morgan's liabilities exceeded the fair value of its assets, the liabilities were reduced to equal the estimated net realizable value of the assets. Accordingly, at September 30, 2004, December 31, 2003 and September 30, 2003, in the accompanying balance sheet, the Net Assets of The Morgan Group, Inc. were recorded at $0.

     All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of cash equivalents approximates its fair value based on its nature.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2. Income Taxes

     No income tax benefit has been recorded in the accompanying financial statements, as the realization of losses, for income tax purposes, is dependent upon the generation of future taxable income during the period when such losses would be deductible. As of September 30, 2004, the Company has a tax loss carryforward, primarily a capital loss carryforward, of approximately $4.0 million. The recording of the deferred tax asset of $1.5 million associated with this loss has been fully reserved.

Note 3. Commitments and Contingencies

     Holding has not guaranteed any of the obligations of Morgan and it has no further commitment or obligation to fund any creditors.

Note 4. Financial Statements not reviewed by Independent Public Accountants

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

The Company currently has no operating businesses and will seek acquisitions as part of its strategic alternatives. Its only costs are the administrative expenses required to make the regulatory filings needed to maintain its public status. These costs are estimated at about $50,000 per year.

Results of Operations

For the nine months ended September 30, 2004, the Company incurred $3,000 of expenses as compared to $35,000 of expenses in the first nine months of 2003, which included certain one-time professional fees.

For the three months ended September 30, 2004, the Company incurred $2,000 in operating expenses.

Investment income is earned on the cash balance in a money market fund.

Liquidity and Capital Resources

As of September 30, 2004, the Company's only assets consisted of $401,000 in cash and an unrecognized asset relating to a tax loss carryforward, primarily capital, of about $4 million.

Item 4. Controls and Procedures

Quantitative and Quantitative Analysis of Market Risk

The Company is minimally exposed to changes in market risk because as of September 30, 2004, the Company has no market sensitive assets or liability.

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

                                      -0-

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  None.
(b) Current Report on Form 8-K filed on August 17, 2004, explaining reason for not providing Rule 15d-14 and Section 906 certifications with Quarterly Report on Form 10-Q for the period ending June 30, 2004.

                                   SIGNATURES

     Pursuant to the requirements the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MORGAN GROUP HOLDING CO.



By:  /s/ Robert E. Dolan
     -------------------
        ROBERT E. DOLAN
        Chief Financial Officer
        Duly Authorized Officer

November 15, 2004
                                      -11-