Form 10-K
period 2004-12-31
MORGAN GROUP HOLDING CO
filed 2005-03-31
CIK 1162283

================================================================================

                                    FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[X] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
    EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2004    Commission file number  333-73996
                          -----------------                            ---------

                                       OR

[ ] TRANSITION  REPORT  PURSUANT  TO SECTION  13 OR 15(d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from         to
                               -------     ------


                            MORGAN GROUP HOLDING CO.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Delaware                                     13-4196940
            --------                                     ----------
   State of other jurisdiction                        (I.R.S. Employer
   incorporation or organization                      Identification No.)

 401 Theodore Fremd Avenue, Rye, NY                           10580
  ----------------------------------                          -----
 (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code    (914) 921-1877
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act: None
                                                            ----

Securities registered pursuant to section 12(g) of the Act: None
                                                            ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                      --

Indicate by mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes No X
                                          --

As of June 30, 2004, the aggregate market value of the Registrant's voting and nonvoting common equity held by non-affiliates of the Registrant was approximately $175,700, which value, solely for the purposes of this calculation, excludes shares held by the Registrant's officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

The number of outstanding shares of the Registrant's Common Stock was 3,055,345 as of March 25, 2005.

================================================================================

                                     PART I
                                     ------

Item 1. Business.

     Morgan Group Holding Co. (the "Company" or "MGHL") was incorporated in November 2001 to serve, among other business purposes, as a holding company for Lynch Interactive Corporation's controlling interest in The Morgan Group, Inc. ("Morgan"). Upon the Company's formation as a wholly owned subsidiary of Lynch Interactive Corporation, Lynch Interactive Corporation made a capital contribution to MGHL of $500,000. Lynch Interactive Corporation also transferred to us 161,100 shares of The Morgan Group, Inc.'s outstanding Class A common stock, warrants to purchase an additional 161,100 such shares at $9.00 per share, 2,200,000 shares of The Morgan Group, Inc.'s Class B common stock and warrants to purchase an additional 2,200,000 such shares at $9.00 per share, giving MGHL control of more than 80% of The Morgan Group, Inc.'s aggregate voting power. On January 24, 2002, Lynch Interactive spun off all but 235,294 of its shares in MGHL to its stockholders. Morgan managed the delivery of manufactured homes, commercial vehicles and specialized equipment.

     Unfortunately, a combination of industry dynamics, poor management decisions, and a surge in insurance costs crippled Morgan. On October 3, 2002 Morgan ceased operations when its liability insurance expired and it was unable to secure replacement insurance. On October 18, 2002, The Morgan Group, Inc. and two of its operating subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division. As of December 31, 2004, the Debtors were continuing to conduct an orderly liquidation of their assets.

     Effective October 15, 2002, the shares of Morgan, Class A Common Stock were delisted from the American Stock Exchange. The stock exchange determined that The Morgan Group, Inc.'s Class A Common Stock no longer satisfied Sections 1002, 1003 and 1009 of the listing rules.

     On  November  12,  2002,   Morgan  filed  a  Certification  and  Notice  of
Termination of Registration under Section 12(g) of the Securities Exchange Act of 1934.

     The Company expects that its ownership interest in Morgan will have no residual value upon completion of the liquidation of the assets of The Morgan Group Inc. The Company's strategy is to look for additional investment opportunities. However the loss did yield a capital loss of about $4 million.

Risk Factors That May Affect Future Results

     The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights the most material of the risks.

     We have no substantial assets for operations.

     As of December 31, 2004, the Company's only assets consisted of $401,000 in cash and an unrecognized asset relating to capital loss carry forward of about $4 million. This amount is insufficient to maintain commercially reasonable operations. In addition, the Company has no product to sell and has no revenue.

     We need additional financing.

     The Company has very limited funds, and such funds may not be adequate to take advantage of any available business opportunities. Even if the Company's currently available funds prove to be sufficient until it is able to acquire an interest in, or complete a transaction with, a business opportunity, such funds will not be sufficient to enable it to exploit the opportunity. There is no assurance that additional capital will be available from any source or, if available, that it can be obtained on terms acceptable to the Company. If additional funds are not available, the Company's operations will be limited to those that can be financed with its modest capital.

     There are conflicts of interest inherent in our existence as a company and acquisition candidate.

     Certain conflicts of interest exist between the Company and its officers and directors. Such individuals have other business interests to which they currently devote attention, and are expected to continue to do so. Consequently, conflicts of interest may arise that can be resolved only through their exercise of judgment in a manner which is consistent with their fiduciary duties to the Company.

     It is anticipated that the Company's principal stockholders may actively negotiate or otherwise consent to the purchase of a portion of their common stock as a condition to, or in connection with, a proposed merger or acquisition transaction. In this process, the Company's principal stockholders may consider their own personal pecuniary benefit rather than the best interest of other Company stockholders. Depending upon the nature of a proposed transaction, Company stockholders other than the principal stockholders may not be afforded the opportunity to approve or consent to a particular transaction.

     There is no assurance of success or profitability.

     There is no assurance that the Company will acquire a favorable business opportunity. Should the Company become involved in a business opportunity, there is no assurance that it will generate revenues or profits, or that the market price of the Company's outstanding shares will be increased thereby.

     The potential business opportunity has not been identified and may be highly risky.

     The Company has not identified, nor has it initiated, any commitments to enter into or acquire a specific business opportunity. As a result, it is only able to make general disclosures concerning the risks and hazards of acquiring a business opportunity, rather than providing disclosure with respect to specific risks and hazards. As a general matter, prospective investors can expect any potential business opportunity to be quite risky.

         The type of business opportunity that may be acquired presents certain risks.

     The type of business to be acquired may be one that desires to avoid effecting its own public offering and the accompanying expense, delays, uncertainties, and onerous federal and state requirements. Because of the Company's limited capital, it is more likely than not that any acquisition by the Company will involve other parties whose primary interest is the acquisition of control of a publicly traded company. Moreover, any business opportunity acquired may be currently unprofitable or present other negative factors.

Item 2. Properties.

     The Company owns no properties.

Item 3. Legal Proceedings.

     The Company is not a party to any legal proceedings.

Item 4. Submission of Matters To a Vote of Security Holders.

     None during the fourth quarter of 2004.

                                     PART II

Item 5.  Market  For The  Registrant's  Common  Equity And  Related  Stockholder
         Matters.

     The common stock commenced trading on the over-the-counter market on February 21, 2002. The following table sets forth the high and low market prices of the common stock for the periods indicated, as reported by published sources.


                                                         High                 Low
                                                         ----                 ---
2004 Fiscal Year
----------------
First Quarter ............................             $    0.10          $    0.10
Second Quarter ...........................             $    0.10          $    0.06
Third Quarter ............................             $    0.07          $    0.06
Fourth Quarter ...........................             $    0.08          $    0.07

2003 Fiscal Year
----------------
First Quarter ............................             $    0.070         $    0.050
Second Quarter ...........................             $    0.140         $    0.065
Third Quarter ............................             $    0.140         $    0.080
Fourth Quarter ...........................             $    0.110         $    0.100


     As of March 25, 2005, there were approximately 815 holders of record of the Company's common stock.

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

Item 6. Selected Financial Data.


                            Morgan Group Holding Co.
                             Selected Financial Data
           (Dollars and shares in thousands, except per share amounts)

                                                                                   December 31, (1)
                                                               ---------------------------------------------------
                                                                  2004       2003        2002      2001       2000
                                                               ---------------------------------------------------

Administrative expenses ......................................   $    (2)   $   (35)   $   (64)   $  --      $  --
Investment income ............................................         4          3          6       --         --
                                                                 -------    -------    -------    -------    ------
  Income (loss) from continuing operations ...................         2        (32)       (58)      --         --
..
Discontinued operations:
Loss from operations before cumulative effect of accounting
 change of The Morgan Group, Inc. - net of income tax benefit
 (provision) of$--, $--, $1,125, $910, and $(2,277) respectively,
  and minority interests of $--, $--, $3,021, $603, and $2,133       --         --      (5,358)      (854)   (2,492)
Cumulative effect of accounting change at The
   Morgan Group  Inc., net of minority interests of $722             --         --      (1,568)      --        --
Gain from the adoption of liquidation basis of
  accounting at The Morgan Group, Inc. ........................      --         --       2,182       --        --
                                                                 -------    -------    -------    -------    ------
    Net income (loss) .........................................  $     2    $   (32)   $(4,802)   $  (854)   $(2,492)
                                                                 =======    =======    =======    =======    =======

Basic and diluted loss per share:
Income (loss) from continuing operations ......................  $  0.00    $ (0.01)   $ (0.02)    $ --      $ --
Loss from operations before cumulative effect of
  accounting  change of The Morgan Group, Inc. ................      --         --       (1.75)     (0.28)    (0.82)
Cumulative effect of accounting change at The Morgan Group,
  Inc.                                                               --         --       (0.52)      --        --
Gain from the adoption of liquidation basis of
  accounting at The Morgan Group Inc. .........................      --         --        0.71       --        --
                                                                  =======    =======    =======    =======    ======
    Net income (loss) per common share ........................   $  0.00    $ (0.01)   $ (1.57)   $(0.28)   $(0.82)
                                                                  =======    =======    =======    =======    ======

           Weighted average shares outstanding ................     3,055      3,055      3,055      3,055      3,055



                                                                                  December 31, (1)
                                                              ---------------------------------------------------
                                                                  2004       2003       2002       2001      2000
                                                              ---------------------------------------------------

Cash ............................................................ $   401    $   399    $   433    $   500   $  --
Total Assets .................................................... $   401    $   399    $   433    $ 5,235   $ 3,661
Stockholders Equity ............................................. $   401    $   399    $   431    $ 5,235   $  --
Equity, Investments by and advances from Lynch
   Interactive Corporation ...................................... $  --      $  --      $  --      $  --     $ 3,661

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

     As Morgan is in the process of liquidation, in the accompanying financial statements the assets and liabilities and results of operations of Morgan have been reflected as a discontinued operation. In addition, the Company's management currently believes that it is very unlikely that the Company will realize any value from its equity ownership in Morgan. Given the fact that Holding has no obligation or intention to fund any of Morgan's liabilities, management believes that the Company's investment in Morgan will have no value after the liquidation. As the liquidation of Morgan is under the control of the bankruptcy court, the Company believes it has relinquished control of Morgan and accordingly has ceased consolidating the financial statements of Morgan. The Company's investment in Morgan was a negative of $2,182,000 at the date of adoption of the plan of liquidation, this resulted in a gain to Holdings of that amount in 2002.

     On October 18, 2002, Morgan adopted the liquidation basis of accounting and accordingly, Morgan's assets and liabilities have been adjusted to estimate net realizable value. As the carry value of Morgan's liabilities exceeded the fair value of its assets, the liabilities were reduced to equal the estimated net realizable value of the assets.

     As of December 31, 2004, the Company's only assets consisted of $401,000 in cash and an unrecognized asset relating to capital loss carryforward of about $4 million.

     The Company currently has no operating businesses and will seek acquisitions as part of its strategic alternatives. Its only costs are the administrative expenses required to make the regulatory filings needed to maintain its public status. These costs are estimated at $25,000 to $50,000 per year.

Results of Operations

     For the year ended December 31, 2004, the Company incurred administrative expenses of $2,000 as compared to $35,000 in 2003 and $64,000 during the year ended December 31, 2002, when additional non-recurring professional fees were incurred.

     Investment income of $4,000, $3,000 and $6,000 was recorded during the three years ended December 31, 2004 respectively as a result of the Company's investment in a United States Treasury money market fund.

Item 8. Financial Statements and Supplementary Data.

Financial Statements

     Balance Sheets as of
     December 31, 2004 and December 31, 2003

     Statements of Operations for the
     Three Years Ended December 31, 2004

     Statements of Cash Flows for the
     Three Years Ended December 31, 2004

     Statements of Equity, Investments by
     And Advances from Lynch Interactive
     Corporation

     Notes to Financial
     Statements as of December 31, 2004


                            Morgan Group Holding Co.
                                 Balance Sheets
                (Dollars in thousands, except per share amounts)

                                                   December 31,
                                                 ------------------
                                                  2004       2003
                                                 ------------------
ASSETS
Current assets:
Cash and cash equivalents ...................   $   401    $   399
                                                -------    -------
   Total current assets .....................       401        399
Net assets of  The Morgan Group, Inc. .......      --         --
                                                -------    -------
   Total assets .............................   $   401    $   399
                                                =======    =======

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accrued expenses ............................   $  --      $  --
                                                -------    -------
   Total current liabilities ................      --         --
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
  1,000,000 shares authorized,
  none outstanding ..........................      --         --
Common stock, $0.01 par value,
  10,000,000 shares authorized,
  3,055,345 outstanding .....................        30         30
Additional paid-in-capital ..................     5,612      5,612
Accumulated deficit .........................    (5,241)    (5,243)
                                                -------    -------
   Total shareholders' equity ...............       401        399
                                                -------    -------
   Total liabilities and shareholders' equity   $   401    $   399
                                                =======    =======


     See notes to financial statements


                            Morgan Group Holding Co.
                            Statements of Operations
           (Dollars and shares in thousands, except per share amounts)

                                                                        Year Ending December 31,
                                                                    ------------------------------
                                                                      2004         2003       2002
                                                                    ------------------------------
Administrative expenses .........................................   $    (2)   $   (35)   $   (64)
Investment income ...............................................         4          3          6
                                                                    -------    -------    -------
  Income (loss) from continuing operations ......................         2        (32)       (58)
                                                                    -------    -------    -------

Discontinued operations (Notes 1 and 2):
Income (loss) from operations before cumulative effect of
  accounting change of The Morgan Group, Inc. - net of
  income tax benefit (provision) of $1,125 and minority interests
  of $3,021 .....................................................      --         --       (5,358)
Cumulative effect of accounting change at The Morgan Group
  Inc., net of minority interests of $722 .......................      --         --       (1,568)
Gain from the deconsolidation of The Morgan Group, Inc. .........      --         --        2,182
                                                                    -------    -------    -------
    Net income (loss) ...........................................   $     2    $   (32)   $(4,802)
                                                                    =======    =======    =======

Basic and diluted loss per share:
Income (loss) from continuing operations ........................   $  --      $ (0.01)   $ (0.02)
Loss from operations before cumulative effect of accounting
   change of The Morgan Group, Inc. .............................      --         --        (1.75)
Cumulative effect of accounting change at The Morgan Group,
   Inc ..........................................................      --         --        (0.52)
Gain from the deconsolidation of The Morgan Group Inc. ..........      --         --         0.71
                                                                    -------    -------    -------
    Net income (loss) per common share...........................   $  --      $ (0.01)   $ (1.57)
                                                                    =======    =======    =======

                Weighted average shares outstanding .............     3,055      3,055      3,055


See accompanying notes


                            Morgan Group Holding Co.
                            Statements of Cash Flows
                             (Dollars in thousands)

                                                            Year Ending December 31,
                                                         -----------------------------
                                                             2004       2003      2002
                                                         -----------------------------
Operating activities:
   Net Profit (loss) ...................................   $     2   $   (32)   $(4,802)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
     Increase (decrease) in accrued expenses ...........      --          (2)         2
     Non-cash items and changes in operating assets
     and liabilities relating to the operations of The
     Morgan Group, Inc. ................................      --        --        3,082
                                                           -------   -------    -------
     Net cash provided by (used in) operating activities         2       (34)    (1,718)
                                                           -------   -------    -------

Investing activities:
   Investment in the Morgan Group Inc. .................      --        --          (11)
   Investing activities relating to operations of The
    Morgan Group, Inc. .................................      --        --          453
                                                           -------   -------    -------
   Net cash provided by (used in) investing activities .      --        --          442
                                                           -------   -------    -------

Financing activities:
   Financing activities relating to operations of The
    Morgan Group, Inc. .................................      --        --        1,209
                                                           -------   -------    -------
Net cash provided by financing activities ..............      --        --        1,198
                                                           -------   -------    -------
Net increase (decrease) in cash and equivalents ........         2       (34)       (67)
Cash and cash equivalents at beginning of period .......       399       433        500
                                                           -------   -------    -------
Cash and cash equivalents at end of period .............   $   401   $   399    $   433
                                                           =======   =======    =======


  See accompanying  notes

                            Morgan Group Holding Co.
                    Statements of Equity, Investments by and
                   Advances from Lynch Interactive Corporation
                             (Dollars in thousands)




                                        Common                  Additional
                                         Stock      Common        Paid-in        Accumulated
                                      Outstanding    Stock        Capital          Deficit         Total
                                      -------------------------------------------------------------------

Balance at January 1, 2002 .......   3,055,345     $      30     $   5,614      $    (409)     $   5,235
Capital transactions of The Morgan
Group, Inc. ......................        --            --              (2)          --               (2
Net Loss for year ended
  December 31, 2002 ..............        --            --            --           (4,802)        (4,802
                                     ---------     ---------     ---------      ---------      ---------
Balance at December 31, 2002 .....   3,055,345          30           5,612         (5,211)           431
Net loss for year end December 31,
2003                                      --            --            --              (32)           (32
                                     ---------     ---------     ---------      ---------      ---------
December 31, 2003 ................   3,055,345          30   $       5,612     $   (5,243)     $     399
                                     ---------     ---------     ---------      ---------      ---------

Net income for year ended December
31,2004 ..........................        --            --            --                2              2
                                     ---------     ---------     ---------      ---------      ---------
  December 31, 2004 ..............   3,055,045     $      30         $5612      $  (5,241)     $     401
                                     =========     =========     =========      =========      =========

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

          On  October  18,  2002,   Morgan  adopted  the  liquidation  basis  of
     accounting and, accordingly, Morgan's assets and liabilities have been adjusted to estimate net realizable value. As the carry value of Morgan's liabilities exceeded the fair value of its assets, the liabilities were reduced to equal the estimated net realizable value of the assets.

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

          At December 31, 2004 and 2003 all cash and cash equivalents were invested in a United States Treasury money market fund, which an affiliate of the Company serves as the investment manager.

          At December 31, 2004 and 2003, the carrying value of financial instruments such as cash and cash equivalents, accounts receivable, trade payables and long-term debt approximates their fair values. Fair value is determined based on expected future cash flows, discounted at market interest rates, and other appropriate valuation methodologies.

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

Note 2. Net assets of Discontinued Operation
        ------------------------------------

          At December 31, 2004 and 2003, the estimated value of Morgan's assets in liquidation were insufficient to satisfy its estimated obligations.

Note 3. Goodwill Impairment
        -------------------

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

Note 4. Issuance of Non-transferable Warrants
        -------------------------------------

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

Note 5. Income Taxes
        ------------

          No income tax benefit has been recorded in the accompanying financial statements as the realization of such losses, for income tax purposes, is dependent upon the generation of future taxable income during the period when such losses would be deductible. Therefore, the recording of the deferred tax asset of $1.5 million would be inconsistent with applicable accounting rules.

Note 6. Segment Reporting
        -----------------

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



Name                             Age                           Position
----                             ---                           --------

Mario J. Gabelli                  62        Chief Executive Officer and Director

Robert E. Dolan                   53        Chief Financial Officer and Director

----------------------

     Mario J. Gabelli has served as Chairman and Chief Executive Officer of Lynch Interactive since December 2004 (and also from September 1999 to December
2002) and Vice Chairman and Chief Executive Officer from December 2002 to December 2004. He is also the Vice Chairman (and from 1986 to August 2001 Chairman and Chief Executive Officer) of Lynch Corporation; Chairman, Chief Executive Officer, Chief Investment Officer and a director of Gabelli Asset Management Inc. and its predecessors (since November 1976) (and in connection with those responsibilities, he serves as director or trustee and/or an officer of registered investment companies managed by subsidiaries of Gabelli Asset Management); and Chairman and Chief Executive Officer of Gabelli Group Capital Partners, Inc., a private company.

     Robert E. Dolan has served as Chief Financial Officer since January 2004; Chief Financial Officer and Controller from September 1999 to January 2004;
Chief Financial Officer (1992-2000) and Controller (1990-2000) of Lynch Corporation.

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

     Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted for its directors, officers, and controlling persons, pursuant to the foregoing provisions, or otherwise, the Company has been advised that in the opinion of the Securities and Exchange Commission this sort of indemnification is against public policy as expressed in the Securities Act of 1933, as amended, and is therefore unenforceable.

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


                                          Number of Shares of
                                          Common Stock                Percent of
Beneficial Owner                          Beneficially Owned           Ownership
----------------                          ------------------           ---------

Mario J. Gabelli ...................        858,384(1)                    28.1%

Robert E. Dolan ....................            579(2)                       **

Lynch Interactive Corporation ......           235,294                     9.7%

All directors and executive officers
as a group (2 in total) ............           858,963                    28.1%


     -------------------

**   Less than 1%

(1) Represents 283,090 shares of common stock owned directly by Mr. Gabelli, 340,000 shares owned by a limited partnership in which Mr. Gabelli is the general partner and has approximately a .625% interest, and 235,294 shares owned by Lynch Interactive Corporation (Mr. Gabelli is a "control person" of Lynch Interactive Corporation and therefore shares owned by Lynch Interactive Corporation are set forth in the table as also beneficially owned by Mr. Gabelli). Mr. Gabelli disclaims beneficial ownership of the shares owned by the partnership and Lynch Interactive Corporation, except for his interest therein.

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

Item 14. Principal Accountant Fees and Services.

     The Company did not engage an independent auditor to audit its financial statements for the year ended December 31, 2004 and did not incur any audit fees, audit-related fees, tax fees or other fees.


                                     PART IV
                                     -------

Item 15. Exhibits, Financial Statements, Schedules And Reports On Form 8-K.


(a)  The following documents are filed as part of this Report:

     (1)  Financial Statements.

          See Item 8.

     (2)  Financial Statement Schedules.

          None

     (3)  Exhibits.

Exhibit Number             Description
--------------             -----------

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

     (b)  Exhibits.

          See Item 15 (a)(3).

     (c)  Financial Statement Schedules.

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

   Signature                      Capacity                               Date



/s/ Mario J. Gabelli        Chief Executive Officer               March 31, 2005
--------------------        (Principal Executive Officer)
MARIO J. GABELLI            and Director



/s/ Robert E. Dolan        Chief Financial Officer (Principal     March 31, 2005
--------------------        Financial and Accounting Officer)
ROBERT E. DOLAN            and Director

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