Form 10QSB
period 2005-03-31
MORGAN GROUP HOLDING CO
filed 2005-05-16
CIK 1162283

================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
                               --------------

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-73996
                    ---------

                            MORGAN GROUP HOLDING CO.
                            ------------------------
       (Exact name of small business issuing as specified in its charter)

     Delaware                                             13-4196940
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (IRS Employer
Incorporation of organization)                           Identification Number)

401 Theodore Fremd Avenue, Rye, New York                             10580
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip Code)

                                 (914) 921-1877
--------------------------------------------------------------------------------
                 Insurer's telephone number, including areacode



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

            Class                                 Outstanding at May 31, 2005
            -----                                 ---------------------------
Common Stock, $.01 par value                              3,055,345


Transitional Small Business Disclosure Format (Check One): Yes ( ) No ( X )


================================================================================

PART I. FINANCIAL  INFORMATION
Item 1. Financial  Statements and  Supplementary Data.

Financial Statements Unaudited

          Balance Sheets as of
          March 31, 2005, December 31, 2004 and March 31, 2004

          Statements of Operations for the
          Three Months Ended March 31, 2005 and 2004

          Statements of Cash Flows for the
          Three Months Ended March 31, 2005 and 2004

          Notes to Financial
          Statements as of March 31, 2005

                            Morgan Group Holding Co.
                                 Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)




                                    March 31,      December 31,      March 31,
                                 ------------- ----------------- ---------------
                                         2005           2004             2004
                                 ------------- ----------------- ---------------
<
ASSETS
Current assets:
Cash and cash equivalents                  $401             $401            $399
                                 -------------- ---------------- ---------------
   Total curent assets                      401              401             399
Net assets of The Morgan Group, Inc.         --              - -              --
                                 -------------- ---------------- ---------------
   Total assets                            $401             $401            $399
                                 ============== ================ ===============

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accrued expenses                            $--              $--             $--
                                 -------------- ---------------- ---------------
   Total current liabilities                 --               --               3
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
  1,000,000 shares authorized,
  none outstanding                           --               --              --
Common stock, $0.01 par value,
  10,000,000 shares authorized,
  3,055,345 outstanding                      30               30              30
Additional paid-in-capital                5,612            5,612           5,612
Accumulated deficit                     (5,241)          (5,241)         (5,243)
                                  ------------- ---------------- ---------------
   Total shareholders' equity               401              401             399
                                  ------------- ---------------- ---------------
   Total liabilities and
   shareholder's equity                    $401             $401            $399
                                  ============= ================ ===============




See accompanying notes to financial statements

                            Morgan Group Holding Co.
                            Statements of Operations
                                   (Unaudited)
           (Dollars and shares in thousands, except per share amounts)


                                                              Three Months Ended
                                                                       March 31,
                                                        ------------------------
                                                                 2005       2004
                                                        ------------ -----------

Administrative expenses                                        $ (2)        $(1)
Investment income                                                  2           1
                                                        ------------ -----------
  Net loss                                                        --          --
                                                        ============ ===========




Basic and diluted net loss per share                           $0.00     $(0.00)
                                                        ============ ===========

Weighted average shares outstanding                            3,055       3,055

See accompanying notes to financial statements

                            Morgan Group Holding Co.
                            Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                       Three Months Ended
                                                   -----------------------------
                                                            March 31,
                                                   -----------------------------
                                                       2005           2004
Operating activities:
   Net loss                                                 $--              $--
Adjustments to reconcile net loss to net
     cash used in operating activities:
         Increase in accrued expenses                        --               --
                                                   ------------ ----------------
     Net cash used in operating activities                   --               --
                                                   ------------ ----------------

     Net change in cash and equivalents                      --               --
Cash and cash equivalents at beginning of period            401              399
                                                   ------------ ----------------
     Cash and cash equivalents at end of period           $ 401             $399
                                                   ============ ================

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

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2.   Net assets of Morgan Group

          At March 31, 2005, December 31, 2004, and March 31, 2004, the estimated value of Morgan's assets in liquidation were insufficient to satisfy its estimated obligations.

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

Results of Operations

For the three months ended March 31, 2005, the Company incurred $2,000 of expenses as compared to $1,000 of expenses in the first three months of 2004.

Investment income was $2,000 in the first quarter of 2005 as compared to $1,000 in the first quarter of 2004.

Liquidity and Capital Resources

As of March 31, 2005, the Company's only assets consisted of $401,000 in cash and an unrecognized asset relating to a tax loss carryforward, primarily capital, of about $4 million.

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

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

     (a)  None.
     (b) Current Report on Form 8-K filed on May 17, 2004, explaining reason for not providing Rule 15d-14 and Section 906 certifications with Quarterly Report on Form 10-Q for the period ending March 31, 2005.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MORGAN GROUP HOLDING CO.



By:  /s/ Robert E. Dolan
     -------------------
     ROBERT E. DOLAN
     Chief Financial Officer

May 17, 2005