Form 10QSB
period 2005-06-30
MORGAN GROUP HOLDING CO
filed 2005-08-10
CIK 1162283

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005
                               -------------

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.    333-73996

                            MORGAN GROUP HOLDING CO.
       (Exact name of small business issuing as specified in its charter)

               Delaware             ______         13-4196940_____
------------------------------------      --------------------------------------
 (State or other jurisdiction of                 (IRS Employer Incorporation
   of organization)                                Identification Number)

401 Theodore Fremd Avenue, Rye, New York                 10580______
--------------------------------------------------------------------------------
(Address of principal executive offices)                (Zip Code)

_____________________________________(914) 921-1877_____________________________
             Insurer's telephone number, including area code



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

            Class                                Outstanding at July 31, 2005
            -----                                -------------------------------
Common Stock, $.01 par value                                3,055,345


Transitional Small Business Disclosure Format (Check One):  Yes (   )   No ( X )


================================================================================

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements and Supplementary Data.

Financial Statements Unaudited

           Balance Sheets as of
           June 30, 2005, December 31, 2004 and June 30, 2004

           Statements of Operations for the
           Three and Six Months Ended June 30, 2005 and 2004

           Statements of Cash Flows for the
           Six Months Ended June 30, 2005 and 2004

           Notes to Financial
           Statements as of June 30, 2005

                            Morgan Group Holding Co.
                                 Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)

                                                 June 30,  December 31, June 30,
                                                 -------   -----------  --------
                                                  2005       2004         2004
                                                 ------    ----------   -------
ASSETS
Current assets:
Cash and cash equivalents .....................   $   403    $  401    $   400
Accounts receivable ...........................         1       --         --
                                                  -------    -------    -------
   Total curent assets ........................       404       401        400
Net assets of The Morgan Group, Inc. ..........      --         --         --
                                                  -------    -------    -------
   Total assets ...............................   $   404    $  401    $   400
                                                  =======    =======    =======
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accrued expenses ..............................   $     1    $  --     $   --
                                                  -------    -------    -------
   Total current liabilities ..................      --         --         --
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
  1,000,000 shares authorized,
  none outstanding ............................      --         --         --
Common stock, $0.01 par value,
  10,000,000 shares authorized,
  3,055,345 outstanding .......................        30         30         30
Additional paid-in-capital ....................     5,612      5,612      5,612
Accumulated deficit ...........................    (5,239)    (5,241)    (5,242)
                                                  -------    -------    -------
   Total shareholders' equity .................       403        401        400
                                                  -------    -------    -------
   Total liabilities and shareholders' equity .   $   404    $   401    $   400
                                                  =======    =======    =======

See accompanying notes to financial statements

                            Morgan Group Holding Co.
                            Statements of Operations
                                   (Unaudited)
           (Dollars and shares in thousands, except per share amounts)


                                           Three Months Ended   Six Months Ended
                                                 June 30,              June 30,
                                                 -------               -------
                                              2005    2004         2005    2004
                                             ------  ------       ------  -----

Administrative expenses ..................   $--       $--       $  (2)   $ (1)
Investment income ........................     2         1           4       2
                                           -------   ------      ------- ------
 Net profit ..............................   $ 2       $ 1       $   2    $  1
                                           =======   =======     ======= =======


Basic and diluted net profit per share ...   $0.00     $0.00       $0.00   $0.00
                                          =======    =======     =======  ======

Weighted average shares
outstanding - in thousands ............    3,055      3,055      3,055    3,055



See accompanying notes to financial statements

                            Morgan Group Holding Co.
                            Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                              Six Months Ended
                                                                    -----
                                                                   June 30,
                                                                -----    -----
                                                                 2005     2004
                                                                -----    -----
Operating activities:
   Net profit (loss) .......................................   $   2    $   1
Adjustments to reconcile net loss to net
     cash used in operating activities:
         Increase in accounts receivable .......................  (1)      --
         Increase in accrued expenses ..........................   1       --
                                                                 -----    -----
     Net cash used in operating activities ...................     2        1
                                                                 -----    -----

     Net change in cash and equivalents ........................   --       --
Cash and cash equivalents at beginning of period ...............  401      399
                                                                 -----    -----
    Cash and cash equivalents at end of period ..............   $ 403    $ 400
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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2.  Net assets of Morgan Group

         At June 30, 2005, December 31, 2004, and June 30, 2004, the estimated value of Morgan's assets in liquidation were insufficient to satisfy its estimated obligations.

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

The Company currently has no operating businesses and will seek acquisitions as part of its strategic alternatives. Its only costs are the administrative expenses required to make the regulatory filings needed to maintain its public status. These costs are estimated at $50,000 per year once a firm of independent public accountants can be obtained.

Results of Operations

For the six months ended June 30, 2005, the Company incurred $2,000 of administrative expenses as compared to $1,000 of expenses in the first six months of 2004. For the three months ended June 30, 2005, no administrative expenses were incurred, the same as the three months ended June 30, 2004.

Investment income was $4,000 in the first half of 2005 as compared to $2,000 in the first quarter of 2004. $2,000 of investment income was recorded during the three months ended June 30, 2005 as compared to $1,000 during the same period last year.

Liquidity and Capital Resources

As of June 30, 2005, the Company's only assets consisted of $403,000 in cash and an unrecognized asset relating to a tax loss carryforward, primarily capital, of about $4 million.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)      None.
(b) Current Report on Form 8-K filed on May 17, 2004, explaining reason for not providing Rule 15d-14 and Section 906 certifications with Quarterly Report on Form 10-Q for the period ending June 30, 2005.

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

August 10, 2005