Form 10QSB
period 2005-09-30
MORGAN GROUP HOLDING CO
filed 2005-11-14
CIK 1162283

Microsoft Word 11.0.6502;

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005
                               ------------------

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

                                 (914)921-1877
--------------------------------------------------------------------------------
            Insurer's telephone number, including area code



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

            Class                               Outstanding at November 1, 2005
            -----                               --------------------------------
Common Stock, $.01 par value                              3,055,345


Transitional Small Business Disclosure Format (Check One):  Yes (  )   No ( X )


================================================================================

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements and Supplementary Data.

Financial Statements Unaudited

           Balance Sheets as of
           September 30, 2005, December 31, 2004 and September 30, 2004

           Statements of Operations for the
           Three and Nine Months Ended September 30, 2005 and 2004

           Statements of Cash Flows for the
           Nine Months Ended September 30, 2005 and 2004

           Notes to Financial
           Statements as of September 30, 2005

                            Morgan Group Holding Co.
                                 Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)


                                                         September 30,        December 31,       September 30,
                                                       ------------------- ------------------- ------------------
                                                              2005                2004               2004
                                                       ------------------- ------------------- ------------------

ASSETS
Current assets:
Cash and cash equivalents                                            $407                $401               $401
                                                       ------------------- ------------------- ------------------
   Total curent assets                                                407                 401                401
Net assets of The Morgan Group, Inc.                                   --                 - -                 --
                                                       ------------------- ------------------- ------------------
   Total assets                                                      $407                $401               $401
                                                       =================== =================== ==================
LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accrued expenses                                                       $2                 $--                 $3
                                                       ------------------- ------------------- ------------------
   Total current liabilities                                            2                  --                  3
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
  1,000,000 shares authorized,
  none outstanding                                                     --                  --                 --

Common stock, $0.01 par value,
  10,000,000 shares authorized,
  3,055,345 outstanding                                                30                  30                 30

Additional paid-in-capital                                          5,612               5,612              5,612
Accumulated deficit                                               (5,237)             (5,241)            (5,244)
                                                       ------------------- ------------------- ------------------
   Total shareholders' equity                                         405                 401                398
                                                       ------------------- ------------------- ------------------
   Total liabilities and shareholders' equity                        $407                $401               $401
                                                       =================== =================== ==================

See accompanying notes to financial statements

                            Morgan Group Holding Co.
                            Statements of Operations
                                   (Unaudited)
           (Dollars and shares in thousands, except per share amounts)



                                                         Three Months Ended       Nine Months Ended
                                                            September 30,           September 30,
                                                       ------------------------ ----------------------
                                                            2005       2004        2005       2004
                                                       ------------ ----------- ----------- ----------


Administrative expenses                                       $(1)        $(2)         $(3)       $(3)
Investment income                                                3          --           7          2
                                                       ------------ ----------- ----------- ----------
  Net profit                                                   $ 2        $(2)          $4       $(1)
                                                       ============ =========== =========== ==========
Basic and diluted net profit per share                       $0.00       $0.00       $0.00      $0.00
                                                       ============ =========== =========== ==========

Weighted average shares outstanding - in thousands           3,055       3,055       3,055      3,055

See accompanying notes to financial statements

                            Morgan Group Holding Co.
                            Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                       Nine Months Ended
                                                  -------------------------
                                                         September 30,
                                                  -------------------------
                                                     2005          2004
                                                  ------------  -----------
Operating activities:
   Net profit (loss)                                       $4         $(1)
Adjustments to reconcile net loss to net
     provided by in operating activities:
         Increase in accrued expenses                       2            3
                                                  ------------  -----------
     Net provided by in operating activities                6            2
                                                  ------------  -----------

     Net change in cash and equivalents                     6             2
Cash and cash equivalents at beginning of period          401           399
                                                  ------------  -----------
    Cash and cash equivalents at end of period          $ 407          $401
                                                  ============  ===========

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2.  Net assets of Morgan Group

         At September 30, 2005, December 31, 2004, and September 30, 2004, the estimated value of Morgan's assets in liquidation were insufficient to satisfy its estimated obligations.

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

Results of Operations

For the nine months ended September 30, 2005, the Company incurred $3,000 of administrative expenses the same as the first nine months of 2004. For the three months ended September 30, 2005 $1,000 administrative expenses were incurred, as compared to $2,000 during the three months ended September 30, 2004.

Investment income was $7,000 in the first nine months of 2005 as compared to $2,000 in nine months ended September 30, 2004. $3,000 of investment income was recorded during the three months ended September 30, 2005 as compared to $0 during the same period last year.

Liquidity and Capital Resources

As of September 30, 2005, the Company's only assets consisted of $407,000 in cash and an unrecognized asset relating to a tax loss carryforward, primarily capital, of about $4 million.

Quantative and Qualitative Analysis of Market Risk

The Company is minimally exposed to changes in market risk because as of September 30, 2005 the Company has no market sensitive assets or liabilities.

Off Balance Sheet Arrangements

None.

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

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)    None.
(b) Current Report on Form 8-K filed on August 10, 2005, explaining reason for not providing Rule 15d-14 and Section 906 certifications with Quarterly Report on Form 10-Q for the period ending June 30, 2005.

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

November 11, 2005