Form 10KSB
period 2005-12-31
MORGAN GROUP HOLDING CO
filed 2006-04-03
CIK 1162283

Microsoft Word 11.0.6502;

================================================================================

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ] ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005   Commission file number  333-73996
                          -----------------                           ---------

                                       OR

[   ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

For the transition period from             to
                              -------------  -----------


                            MORGAN GROUP HOLDING CO.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

              Delaware                        13-4196940
              --------                        ----------
     State of other jurisdiction            (I.R.S. Employer
    incorporation or organization           Identification No.)

    401 Theodore Fremd Avenue, Rye, NY          10580
    ----------------------------------          -----
 (Address of principal executive offices)     (Zip Code)

Registrant's telephone number, including area code    (914) 921-1877
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                            ------

Securities registered pursuant to section 12(g) of the Act:  None
                                                            ------

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Act Yes    No X
                                                      ----  ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ----  ---

Indicate by mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes X No
                                   ---   ---

The issuer's revenues for the fiscal year ended December 31, 2005 was [$0].

As of March 20, 2006, the aggregate market value of the Registrant's voting and nonvoting common equity held by non-affiliates of the Registrant was approximately $255,000, which value, solely for the purposes of this calculation, excludes shares held by the Registrant's officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

The number of outstanding shares of the Registrant's Common Stock was 3,055,345 as of March 20, 2006.

================================================================================

                            MORGAN GROUP HOLDING CO.
                                TABLE OF CONTENTS
                                                                        Page No.

Item 1.   Description of Business                                          3

Item 2.   Description of Properties                                        4

Item 3.   Legal Proceedings                                                4

Item 4.   Submission of Matters To a Vote of Security Holders              4

Item 5.   Market For Common Equity, Related Stockholder Matters
          and Small Business Issuer Purchases of Equity Securities         4

Item 6.   Management's Discussion and Analysis or Plan of Operation        5

Item 7.   Financial Statements                                            6-13

Item 8.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                         13

Item 8A.  Controls and Procedures                                          13

Item 8B.  Other Information                                                13

Item 9.   Directors and Executive Officers of the Registrant               14

Item 10.  Executive Compensation                                           15

Item 11.  Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                  15

Item 12.  Certain Relationships and Related Transactions                   16

Item 13.  Exhibits                                                         16

Item 14.  Principal Accountant Fees and Services                           16

                                     PART I
                                     ------

Item 1.  Business.

         Morgan Group Holding Co. (the "Company" or "MGHL") was incorporated in November 2001 to serve, among other business purposes, as a holding company for Lynch Interactive Corporation's ("Lynch Interactive") controlling interest in The Morgan Group, Inc. ("Morgan"). Morgan managed the delivery of manufactured homes, commercial vehicles and specialized equipment. Upon the Company's formation as a wholly owned subsidiary of Lynch Interactive, Lynch Interactive made a capital contribution to MGHL of $500,000. Lynch Interactive also transferred to MGHL 161,100 shares of Morgan's Class A common stock, warrants to purchase an additional 161,100 such shares at $9.00 per share, 2,200,000 shares of Morgan's Class B common stock and warrants to purchase an additional 2,200,000 such shares at $9.00 per share, giving MGHL control of more than 80% of Morgan's aggregate voting power. On January 24, 2002, Lynch Interactive spun off all but 235,294 of its shares in MGHL to its stockholders.

         Unfortunately, a combination of industry dynamics, poor management decisions, and a surge in insurance costs crippled Morgan. On October 3, 2002 Morgan ceased operations when its liability insurance expired and it was unable to secure replacement insurance. On October 18, 2002, Morgan and two of its operating subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division. As of December 31, 2004, the debtors of Morgan were continuing to conduct an orderly liquidation of their assets.

         Effective October 15, 2002, the shares of Morgan's Class A Common Stock were delisted from the American Stock Exchange. The stock exchange determined that Morgan's Class A Common Stock no longer satisfied Sections 1002, 1003 and 1009 of the listing rules.

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

Risk Factors That May Affect Future Results
-------------------------------------------

         The Company operates in a rapidly changing environment that involves a number of risks, some of which are beyond the Company's control. The following discussion highlights the most material of the risks.


         We have no substantial assets for operations.

         As of December 31, 2005, the Company's only assets consisted of $408,000 in cash and an unrecognized asset relating to capital loss carry forward of about $4 million. This amount is insufficient to maintain commercially reasonable operations. In addition, the Company has no product to sell and has no revenue.

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

         None.

                                     PART II
                                     -------

Item 5.  Market  For The  Registrant's  Common  Equity And  Related  Stockholder
         Matters.

     The shares of our common stock trades on the [pink sheets], under the symbol: MGHL.PK. The following table sets forth the high and low market prices of the common stock for the periods indicated, as reported by published sources.

                                                  High                  Low
2005 Fiscal Year
First Quarter                                      $0.09              $0.08
Second Quarter                                     $0.10              $0.08
Third Quarter                                      $0.115             $0.09
Fourth Quarter                                     $0.101             $0.09

2004 Fiscal Year
First Quarter                                      $0.10              $0.10
Second Quarter                                     $0.10              $0.06
Third Quarter                                      $0.07              $0.06
Fourth Quarter                                     $0.08              $0.07


         As of March 20, 2006, there were approximately 800 holders of record of the Company's common stock.

         The Company has never declared a cash dividend on its common stock and its Board of Directors does not anticipate that it will pay cash dividends in the foreseeable future.

         The Company has never repurchased any of its equity securities and does not anticipate that it will do so in the foreseeable future.


Item 6.  Management's Discussion and Analysis or Plan of Operation.


         Overview

         The Company was incorporated in November 2001 as a wholly-owned subsidiary of Lynch Interactive Corporation ("Interactive") to serve as an acquisition vehicle. Initially, we received $500,000 cash and 68.5% of The
Morgan Group, Inc.'s ("Morgan") equity interest and 80.8% of Morgan's voting interest. On January 24, 2002, Interactive spun off 2,820,051 shares of our common stock through a pro rata distribution ("Spin-Off") to its stockholders. Interactive retained 235,294 shares at the time of the spin-off.

         A combination of industry dynamics, poor management decisions, and a surge in insurance costs crippled Morgan. On October 3, 2002, Morgan ceased operations when its liability insurance expired and it was unable to secure replacement insurance. On October 18, 2002, Morgan and two of its operating subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division for the purpose of conducting an orderly liquidation of Morgan's assets.

         As Morgan is in the process of liquidation, in the accompanying financial statements the assets and liabilities and results of operations of Morgan have been reflected as a discontinued operation. In addition, the Company's management currently believes that it is very unlikely that the Company will realize any value from its equity ownership in Morgan. Given the fact that the Company has no obligation or intention to fund any of Morgan's liabilities, management believes that the Company's investment in Morgan will have no value after the liquidation. As the liquidation of Morgan is under the control of the bankruptcy court, the Company believes it has relinquished control of Morgan and accordingly has ceased consolidating the financial statements of Morgan.

         On October 18, 2002, Morgan adopted the liquidation basis of accounting and accordingly, Morgan's assets and liabilities have been adjusted to estimate net realizable value. As the carry value of Morgan's liabilities exceeded the fair value of its assets, the liabilities were reduced to equal the estimated net realizable value of the assets.

         As of December 31, 2005, the Company's only assets consisted of $408,000 in cash and an unrecognized asset relating to capital loss carryforward of about $4 million.

         The Company currently has no operating businesses and will seek acquisitions as part of its strategic alternatives. Its only costs are the administrative expenses required to make the regulatory filings needed to maintain its public status. These costs are estimated at $25,000 to $50,000 per year.

         Results of Operations

         For the year ended December 31, 2005, the Company incurred administrative expenses of $3,000 as compared to $2,000 in 2004. Administrative expenses are lower than expected due to the Company's inability to retain an independent auditor.

         Investment income of $10,000 was recorded during the three years ended December 31, 2005 as compared to $4,000 during 2004 respectively as a result of the Company's investment in a United States Treasury money market fund. Higher interest rates caused the increase in 2005.

         Recently Issued Accounting Pronouncements

No need - only footnotes of financials.

Item 7.  Financial Statements.

Financial Statements

           Balance Sheets as of
           December 31, 2005 and December 31, 2004

           Statements of Operations for the
           Two Years Ended December 31, 2005

           Statements of Cash Flows for the
           Two Years Ended December 31, 2005

           Statements of Shareholders' Equity for the Two Years Ended December 31, 2005

           Notes to Financial
           Statements as of December 31, 2005

                            Morgan Group Holding Co.
                                 Balance Sheets
                (Dollars in thousands, except per share amounts)

                                                         December 31,
                                                 ------------------------
                                                     2005         2004
                                                 ------------  ----------
ASSETS
Current assets:
Cash and cash equivalents                              $ 408       $ 401
                                                 ------------  ----------
   Total current assets                                  408         401
Net assets of  The Morgan Group, Inc.                    - -          --
                                                 ------------  ----------
   Total assets                                        $ 408       $ 401
                                                 ============  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES
Current liabilities:
Accrued expenses                                       $  --       $  --
                                                 ------------  ----------
   Total current liabilities                              --          --
SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
  1,000,000 shares authorized,
  none outstanding                                        --          --
Common stock, $0.01 par value,
  10,000,000 shares authorized,
  3,055,345 outstanding                                   30          30
Additional paid-in-capital                             5,612       5,612
Accumulated deficit                                  (5,234)     (5,241)
                                                 ------------  ----------
   Total shareholders' equity                            408         401
                                                 ------------  ----------
   Total liabilities and shareholders' equity          $ 408       $ 401
                                                 ============  ==========

See notes to financial statements

                            Morgan Group Holding Co.
                            Statements of Operations
           (Dollars and shares in thousands, except per share amounts)

                                        Year Ending December 31,
                                    ----------------------------------
                                           2005              2004
                                    ---------------- -----------------


Administrative expenses                        $(3)              $(2)
Investment income                                10                 4
                                    ---------------- -----------------
      Net income                                 $7               $ 2
                                    ================ =================

Basic and diluted loss per share:
    Net income per common share               $0.00             $0.00

      Weighted average shares outstanding     3,055             3,055

See accompanying notes

                            Morgan Group Holding Co.
                            Statements of Cash Flows
                             (Dollars in thousands)

                                                    Year Ending December 31,
                                                   ----------------------------
                                                       2005           2004
                                                   -------------- --------------
Operating activities:
   Net income                                                $ 7            $ 2
    Adjustments to reconcile net income to net
     cash used in operating activities                        --             --
                                                   -------------- --------------
     Net cash provided by operating activities                 7              2
                                                   -------------- --------------
Net increase in cash and equivalents                           7              2
Cash and cash equivalents at beginning of period             401            399
                                                   -------------- --------------
Cash and cash equivalents at end of period                  $408          $ 401
                                                  ============== ==============

  See accompanying notes

                            Morgan Group Holding Co.
                       Statements of Shareholders' Equity
                             (Dollars in thousands)




                                      Common Stock               Additional
                                       Outstanding   Common       Paid-in      Accumulated
                                                       Stock      Capital        Deficit         Total
                                      -------------- ---------- ------------- --------------- ------------

January 1, 2004                           3,055,345        $30        $5,612        $(5,243)        $ 399

Net income for year ended December
31,2004                                          --         --            --               2           --
                                      -------------- ---------- ------------- --------------- ------------
  December 31, 2004                       3,055,045         30         5,612         (5,241)          401

Net income for year ended December
31,2005                                          --         --            --               7           --
                                      -------------- ---------- ------------- --------------- ------------
  December 31, 2005                       3,055,045        $30        $5,612       $ (5,234)         $408
                                      ============== ========== ============= =============== ============



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

     Net income per common share ("EPS") is computed using the number of common shares issued in connection with the Spin-Off as if such shares had been outstanding for all periods presented.

     All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of cash equivalents approximates its fair value based on its nature.

     At December 31, 2005 and 2004 all cash and cash equivalents were invested in a United States Treasury money market fund, which an affiliate of the Company serves as the investment manager.

     At December 31, 2005 and 2004, the carrying value of financial instruments such as cash and cash equivalents, accounts receivable, trade payables and long-term debt approximates their fair values. Fair value is determined based on expected future cash flows, discounted at market interest rates, and other appropriate valuation methodologies.

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

         Recently Issued Accounting Pronouncements

     In June 2004, the Emerging Issues Task Force ("EITF") issued EITF No. 03-01, "The Meaning of Other-Than-Temporary Impairment and its Application to Certain Investments". EITF 03-01 includes new guidance for evaluating and recording impairment losses on debt and equity investments, as well as new disclosure requirements for investments that are deemed to be temporarily impaired. The provisions of EITF 03-01 were initially effective for reporting periods beginning after June 15, 2004, while the disclosure requirements for debt and equity securities accounted for under SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities", are effective for annual periods ending after December 15, 2003. In September 2004, the FASB delayed the effective date for the measurement and recognition guidance of EITF 03-01. The Company will evaluate the effect of adopting the recognition and measurement guidance when the final consensus is reached.

     In December 2004, the FASB issued SFAS No.153, "Exchanges of Non-monetary Assets", which eliminates the exception for non-monetary exchanges of similar productive assets and replaces it with a general exception for exchanges of non-monetary assets that do not have commercial substance. SFAS No.153 will be effective for non-monetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe the adoption of SFAS No.153 will have a material impact on its financial statements.

     In December 2004, the FASB issued SFAS No.123(R), "Share-Based Payment", which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No.25. SFAS No.123(R) will be effective in the first quarter of 2006. The Company does not believe that the adoption of SFAS No.123(R) will have a material impact on its consolidated financial statements.

     In March 2005, the FASB issued FASB Interpretation No. 47, "Accounting for Conditional Asset Retirement Obligations" ("FIN 47"). FIN 47 clarifies that a conditional asset retirement obligation, as used in FASB Statement 143, "Accounting for Asset Retirement Obligations," refers to a legal obligation to perform an asset retirement activity in which the timing and/or method of the settlement are conditional on a future event that may or may not be within the control of the entity. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value can be reasonably estimated. FIN 47 was effective no later than fiscal years ending after December 15, 2005. The adoption of FIN 47 did not have an impact on the Company's financial statements.

     In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections". SFAS 154 eliminates the requirement in APB Opinion No. 20, "Accounting Changes", to include the cumulative effect of changes in accounting principle in the income statement in the period of change. Instead, to enhance the comparability of prior period financial statements, SFAS 154 requires that changes in accounting principle be retrospectively applied. Under the retrospective application, the new accounting principle is applied as of the beginning of the first period presented as if that principle had always been used. Adoption of SFAS 154 is required for accounting changes and corrections of errors made in the fiscal year beginning after December 15, 2005. The Company will adopt this new accounting standard on January 1, 2006.

Note 2.  Net assets of Discontinued Operation
        -------------------------------------

             At December 31, 2005 and 2004, the estimated value of Morgan's assets in liquidation were insufficient to satisfy its estimated obligations.

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

Note  6.  Segment Reporting
         ------------------

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


Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

         Not Applicable.

Item 8A. Controls and Procedures.

        (a) Information required by Item 307

         Evaluation of disclosure controls and procedures. As required by Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our principal executive officer as well as our principal financial officer, who concluded that our disclosure controls and procedures are effective.

         Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

        (b) Information required by Item 308(c)

         None

Item 8B. Other Information.

         None.

                                    PART III

Item 9.    Directors and Executive Officers of the Registrant.

         The following table sets forth the name, business address, present principal occupation, employment history, positions, offices or employments for the past five years and ages as of March 25, 2006 for our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify.



Name                          Age                           Position
-----                       -------                     -------------------

Mario J. Gabelli              63            Chief Executive Officer and Director

Robert E. Dolan               54            Chief Financial Officer and Director

----------------------

       Mario J. Gabelli has served as Chairman and Chief Executive Officer of the Company since November 2001. With regard to Lynch Interactive Corporation, he has served as its Chairman since December 2004 (and also from September 1999 to December 2002) and as our Vice Chairman from December 2002 to December 2004 and as Chief Executive Officer from September 1999 to November 2005. Mr. Gabelli has also served as the Chairman and Chief Executive Officer and a director of Gabelli Asset Management Inc. and its predecessors since November 1976 (and in connection with those responsibilities, he serves as director or trustee and/or an officer of registered investment companies managed by subsidiaries of Gabelli Asset Management). Mr. Gabelli also serves as Chairman and Chief Executive Officer of GGCP, Inc., a private investment company. Mr. Gabelli serves on the Board of Advisors of Healthpoint and Caymus Partners LLC. Mr. Gabelli (i) is a former Governor of the AMEX; and (ii) serves as an Overseer of Columbia University Graduate School of Business; Trustee of Fairfield University, Roger Williams University, the Winston Churchill Foundation and the E.L. Wiegand Foundation; as a Director of the National Italian American Foundation and the American-Italian Cancer Foundation; and as the Chairman of the Patron's Committee of Immaculate Conception School.

         Robert E. Dolan has served as our Chief Financial Officer since November 2001. With regard to Lynch Interactive Corporation, he has served as Chief Financial Officer from September 1999 and Controller from September 1999 to January 2004. Mr. Dolan has also served Chief Financial Officer (1992-2000) and Controller (1990-2000) of Lynch Corporation.

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

Item 10.   Executive Compensation.

         The Company has not paid any compensation to any person, including its directors and executive officers, in excess of $100,000 since January 1, 2002.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth information concerning ownership of our common stock as of March 25, 2006 by each person known by us to be the beneficial owner of more than five percent of the common stock, each director, each executive officer, and by all directors and executive officers as a group. We believe that each stockholder has sole voting power and sole dispositive power with respect to the shares beneficially owned by him. Unless otherwise indicated, the address of each person listed below is 401 Theodore Fremd Avenue, Rye, New York 10580.

                                      Number of Shares of
                                      Common Stock            Percent of
Beneficial Owner                      Beneficially Owned      Ownership

Mario J. Gabelli                                  858,384(1)         28.1%

Robert E. Dolan                                       579(2)            **

Lynch Interactive Corporation                        235,294          9.7%

All directors and executive officers
as a group (2 in total)                              858,963         28.1%

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

Item 12.   Certain Relationships and Related Transactions.

         None. [Only since January 1, 2004.]


Item 13.   Exhibits.

Exhibit Number     Description

3.1                Certificate of Incorporation of the Company*

3.2                By-laws of the Company*

---------------
* Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-73996).

Item 14.   Principal Accountant Fees and Services.


         The Company did not engage an independent auditor to audit its financial statements for the year ended December 31, 2005 or December 31, 2004 and did not incur any audit fees, audit-related fees, tax fees or other fees.

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

         Signature                   Capacity                         Date

/s/ Mario J. Gabelli        Chief Executive Officer              March 31, 2006
--------------------     (Principal Executive Officer)
MARIO J. GABELLI                 and Director



/s/ Robert E. Dolan        Chief Financial Officer (Principal    March 31, 2006
-------------------        Financial and Accounting Officer)
ROBERT E. DOLAN            and Director