Form 10QSB
period 2006-03-31
MORGAN GROUP HOLDING CO
filed 2006-05-15
CIK 1162283

Microsoft Word 11.0.6502;2
================================================================================



                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006
                               --------------

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

                                 (914) 921-1877
--------------------------------------------------------------------------------
            Insurer's telephone number,including area code



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

            Class                             Outstanding at April 30, 2006
            -----                             --------------------------------
Common Stock, $.01 par value                            3,055,345


Transitional Small Business Disclosure Format (Check One):  Yes (  )    No ( X )


================================================================================

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements and Supplementary Data.

Financial Statements Unaudited

           Balance Sheets as of
           March 31, 2006, December 31, 2005 and March 31, 2005

           Statements of Operations for the
           Three Months Ended March 31, 2006 and 2005

           Statements of Cash Flows for the
           Three Months Ended March 31, 2006 and 2005

           Notes to Financial
           Statements as of March 31, 2006

                            Morgan Group Holding Co.
                                 Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)


                                                           March 31,          December 31,         March 31,
                                                              2006                2005               2005
                                                       ------------------- ------------------- ------------------

ASSETS
Current assets:
Cash and cash equivalents                                            $412                $408               $401
                                                       ------------------- ------------------- ------------------
   Total curent assets                                                412                 408                401
Net assets of The Morgan Group, Inc.                                   --                 - -                 --
                                                       ------------------- ------------------- ------------------
   Total assets                                                      $412                $408               $401
                                                       =================== =================== ==================

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
  1,000,000 shares authorized,
  none outstanding                                                   $ --                $ --               $ --
Common stock, $0.01 par value,
  10,000,000 shares authorized,
  3,055,345 outstanding                                                30                  30                 30
Additional paid-in-capital                                          5,612               5,612              5,612
Accumulated deficit                                               (5,230)             (5,234)            (5,241)
                                                       ------------------- ------------------- ------------------
   Total liabilities and shareholders' equity                        $412                $408               $401
                                                       =================== =================== ==================


See accompanying notes to financial statements

                            Morgan Group Holding Co.
                            Statements of Operations
                                   (Unaudited)
           (Dollars and shares in thousands, except per share amounts)


                                                          Three Months Ended
                                                               March 31,
                                                            2006       2005
                                                        ------------ -----------

Administrative expenses                                      $ (--)       $ (2)
Investment income                                                 4           2
                                                        ------------ -----------
  Net profit                                                   $  4       $  --
                                                        ============ ===========



Basic and diluted net loss per share                          $0.00       $0.00
                                                        ============ ===========

Weighted average shares outstanding                           3,055       3,055

See accompanying notes to financial statements

                            Morgan Group Holding Co.
                            Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                           Three Months Ended
                                                               March 31,
                                                         2006          2005
                                                      ------------  ----------
Operating activities:
   Net profit                                                  $4          $--
Adjustments to reconcile net profit to net
     cash used in operating activities:                        --           --
                                                      ------------  ----------
     Net cash provided by operating activities                  4           --
                                                      ------------  ----------

     Net change in cash and equivalents                         4           --
Cash and cash equivalents at beginning of period              408          401
                                                      ------------  ----------
    Cash and cash equivalents at end of period              $ 412         $401
                                                      ============  ==========

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2.  Net assets of Morgan Group

         At March 31, 2006, December 31, 2005, and March 31, 2005, the estimated value of Morgan's assets in liquidation were insufficient to satisfy its estimated obligations.

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

The Company currently has no operating businesses and will seek acquisitions as part of its strategic alternatives. Its only costs are the administrative expenses required to make the regulatory filings needed to maintain its public status. These costs are estimated at $10,000 to $20,000 per year.

Results of Operations

For the three months ended March 31, 2006, the Company incurred less than $1,000 of expenses as compared to $2,000 of expenses in the first three months of 2005. Administrative expenses are lower than expected due to the Company's inability to retain an independent auditor.

Investment income was $4,000 in the first quarter of 2006 as compared to $2,000 in the first quarter of 2005, as a result of the Company's investment in a United States Treasury money market fund. Higher interest rates caused the increase in 2005.


Liquidity and Capital Resources

As of March 31, 2006, the Company's only assets consisted of $412,000 in cash and an unrecognized asset relating to a tax loss carryforward, primarily capital, of about $4 million.

Off Balance Sheet Arrangements

None.

Quantative and Qualitative Analysis of Market Risk

The Company is minimally exposed to changes in market risk because as of March 31, 2006 the Company has no market sensitive assets or liabilities.


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

(b) None.

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

May 15, 2006