Form 10QSB
period 2006-06-30
MORGAN GROUP HOLDING CO
filed 2006-08-11
CIK 1162283

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006
                               -------------

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

            Class                              Outstanding at July 31, 2006
            -----                              ----------------------------
Common Stock, $.01 par value                               3,055,345

Transitional Small Business Disclosure Format (Check One):  Yes (   )   No ( X )

================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements Unaudited

           Balance Sheets as of
           June 30, 2006, December 31, 2005 and June 30, 2005..................3

           Statements of Operations for the
           Three and Six Months Ended June 30, 2006 and 2005...................4

           Statements of Cash Flows for the
           Six Months Ended June 30, 2006 and 2005.............................5

           Notes to Financial
           Statements as of June 30, 2006......................................6

                                          Morgan Group Holding Co.
                                               Balance Sheets
                                                (Unaudited)
                                           (Dollars in thousands)

                                                        June 30,          December 31,          June 30,
                                                    ------------------------------------------------------
                                                          2006                2005               2005
                                                    ------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                 $416                $408               $403
Accounts receivable                                                                                 1
                                                    ------------------------------------------------------
   Total curent assets                                     416                 408                404
Net assets of The Morgan Group, Inc.                        --                 - -                 --
                                                    ------------------------------------------------------
   Total assets                                           $416                $408               $404
                                                    ======================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued Liabilities                                         $1                 $--                 $1
                                                    ------------------------------------------------------
    Total current liabilities                                1                  --                  1
                                                    ------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
  1,000,000 shares authorized,
  none outstanding                                          --                  --                 --
Common stock, $0.01 par value,
  10,000,000 shares authorized,
  3,055,345 outstanding                                     30                  30                 30
Additional paid-in-capital                               5,612               5,612              5,612
Accumulated deficit                                    (5,227)             (5,234)            (5,239)
                                                    ------------------------------------------------------
   Shareholders equity                                     415                 408                403
                                                    ======================================================
   Total liabilities and shareholders' equity             $416                $408               $404
                                                    ======================================================

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                        Morgan Group Holding Co.
                                        Statements of Operations
                                              (Unaudited)
                      (Dollars and shares in thousands, except per share amounts)

                                                      Three Months Ended        Six Months Ended
                                                           June 30,                 June 30,
                                                    --------------------------------------------------
                                                         2006       2005        2006        2005
                                                    --------------------------------------------------

Administrative expenses                                   $ (1)         $--        $(1)        $(2)
Investment income                                             4           2           8           4
                                                    --------------------------------------------------
  Net profit                                                 $3          $2          $7          $2
                                                    ==================================================

Basic and diluted net loss per share                      $0.00       $0.00       $0.00       $0.00
                                                    ==================================================

Weighted average shares outstanding                       3,055       3,055       3,055       3,055

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                     4

                            Morgan Group Holding Co.
                            Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                         Six Months Ended
                                                                    -------------------------
                                                                             June 30,
                                                                    -------------------------
                                                                        2006           2005
                                                                    -------------------------

Operating activities:
   Net profit                                                             $7              $2
Adjustments to reconcile net profit to net
   cash used in operating activities:                                     --              --
   Increase in accounts receivable                                        --             (1)
   Increase in accrued liabilities                                         1               1
                                                                    -------------------------
        Net cash provided by operating activities                          8               2
   Net change in cash and equivalents                                      8               2
Cash and cash equivalents at beginning of period                         408             401
                                                                    -------------------------
   Cash and cash equivalents at end of period                          $ 416            $403
                                                                    =========================

SEE ACCOMPANYING  NOTES TO FINANCIAL STATEMENTS

                                                   5

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
         Operating  results  for the six  months  ended  June  30,  2006 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2006. The  preparation of  consolidated  financial statements in conformity with accounting  principles generally accepted in  the  United  States  requires  management  to  make  estimates  and
         assumptions   that  effect  the  amounts   reported  in  the  financial
         statements  and  accompanying  notes.  Actual results could differ from these estimates.

Note 2.  NET ASSETS OF MORGAN GROUP

         At June 30, 2006,  December 31, 2005,  and June 30, 2005, the estimated value of Morgan's  assets in liquidation  were  insufficient to satisfy its estimated obligations.

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

RESULTS OF OPERATIONS

For the three months ended June 30, 2006,  the Company  incurred about $1,000 of expenses as compared to less than $1,000 of expenses in the three  months  ended
June 30,  2005.  For the six months ended June 30,  2006,  the Company  incurred about  $1,000 of  expenses  as  compared to $2,000 of expenses in the six months ended June 30, 2005  Administrative  expenses are lower than expected due to the
Company's inability to retain an independent auditor.

Investment  income was $4,000 in the three  months ended June 30, 2006 to $2,000 in the three months ended June 30, 2005, as a result of the Company's investment in a United States Treasury money market fund.  Investment  income was $8,000 in the six months  ended June 30,  2006 to $4,000 in the six months  ended June 30,
2005. Higher interest rates caused the increase in 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, the Company's only assets consisted of $416,000 in cash and an unrecognized asset relating to a tax loss carryforward, primarily capital, of about $4 million.

Off Balance Sheet Arrangements

None.

Quantative and Qualitative Analysis of Market Risk

The Company is  minimally  exposed to changes in market risk  because as of June
30, 2006 the Company has no market sensitive assets or liabilities.

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

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)      None.

        (b)      Current  Report on Form 8-K filed on May 17,  2006,  explaining
                 reason  for  not   providing   Rule   15d-14  and  Section  906
                 certifications  with  Quarterly  Report  on Form  10-Q  for the period ending March 31, 2006.

                                       10

                                   SIGNATURES

         Pursuant to the  requirements  of Section 13 or 15(d) of the Securities and  Exchange  Act of 1934,  the  Registrant  has duly  caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN GROUP HOLDING CO.

By:  /s/ Robert E. Dolan
     -----------------------
     ROBERT E. DOLAN
     Chief Financial Officer

August 11, 2006