Form 10QSB
period 2006-09-30
MORGAN GROUP HOLDING CO
filed 2006-11-13
CIK 1162283

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006
                               ------------------

                                       Or

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.    333-73996
                       ---------

                            MORGAN GROUP HOLDING CO.
                            ------------------------
        (Exact name of small business issuer as specified in its charter)

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

            Class                                Outstanding At October 31, 2006
            -----                                -------------------------------
Common Stock, $.01 par value                                 3,055,345

Transitional Small Business Disclosure Format (Check One):  Yes ( )   No (X)

================================================================================

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Financial Statements Unaudited

           Balance Sheets as of
           September 30, 2006, December 31, 2005 and September 30, 2005

           Statements of Operations for the
           Three and Nine Months Ended September 30, 2006 and 2005

           Statements of Cash Flows for the
           Nine Months Ended September 30, 2006 and 2005

           Notes to Financial
           Statements as of September 30, 2006

                                         Morgan Group Holding Co.
                                              Balance Sheets
                                               (Unaudited)
                                          (Dollars in thousands)

                                                   September 30,      December 31,        September 30,
                                                 --------------------------------------------------------
                                                       2006               2005                2005
                                                 --------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                           $   420             $   408             $   407
                                                    -------             -------             -------
   Total curent assets                                  420                 408                 407
Net assets of The Morgan Group, Inc.                   --                  --                  --
                                                    -------             -------             -------
   Total assets                                     $   420             $   408             $   407
                                                    =======             =======             =======

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued Liabilities                                 $     1                 $--             $     2
                                                    -------             -------             -------
    Total current liabilities                             1                --                     2
                                                    -------             -------             -------

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
  1,000,000 shares authorized,
  none outstanding                                     --                  --                  --
Common stock, $0.01 par value,
  10,000,000 shares authorized,
  3,055,345 outstanding                                  30                  30                  30
Additional paid-in-capital                            5,612               5,612               5,612
Accumulated deficit                                  (5,223)             (5,234)             (5,237)
                                                    -------             -------             -------
    Shareholders equity                                 419                 408                 405
                                                    =======             =======             =======
   Total liabilities and shareholders' equity       $   420             $   408             $   407
                                                    =======             =======             =======

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                    3

                                          Morgan Group Holding Co.
                                          Statements of Operations
                                                 (Unaudited)
                         (Dollars and shares in thousands, except per share amounts)

                                                         Three Months Ended             Nine Months Ended
                                                           September 30,                  September 30,
                                                       ----------------------------------------------------
                                                         2006          2005             2006          2005
                                                       ----------------------------------------------------

Administrative expenses                                $    (2)      $    (1)         $    (3)      $    (3)
Investment income                                            6             3               14             7
                                                       -------       -------          -------       -------
  Net profit                                           $     4       $     2          $    11       $     4
                                                       =======       =======          =======       =======

Basic and diluted net loss per share                   $  0.00       $  0.00          $  0.00       $  0.00
                                                       =======       =======          =======       =======

Weighted average shares outstanding                      3,055         3,055            3,055         3,055

SEE ACCOMPANYING NOTES TO FINANCIAL STATEMENTS

                                                     4

                            Morgan Group Holding Co.
                            Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                               Nine Months Ended
                                                               -----------------
                                                                 September 30,
                                                               -----------------
                                                                2006      2005
                                                               -----------------
Operating activities:
   Net profit                                                   $ 11      $  4

Adjustments to reconcile net profit to net                       --        --
     cash used in operating activities:
    Increase in accrued liabilities                                1         2
                                                                ----      ----
        Net cash provided by operating activities                 12         6
                                                                ----      ----

     Net change in cash and equivalents                           12         6
Cash and cash equivalents at beginning of period                 408       401
                                                                ----      ----
    Cash and cash equivalents at end of period                  $420      $407
                                                                ====      ====

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

         As Morgan  has  ceased  operations  and is in the  process  liquidating itself,  in the accompanying  balance sheet, the assets and liabilities of  Morgan  have  been  reflected  as one  line.  Holding's  management currently  believes  that it is very unlikely that Holding will realize any value from its equity ownership in Morgan. Furthermore, Holding has no  obligation  or  intention  to  fund  any of  Morgan's  liabilities;
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
         Operating  results for the nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending  December 31, 2006. The  preparation of  consolidated  financial statements in conformity with accounting  principles generally accepted in  the  United  States  requires  management  to  make  estimates  and
         assumptions   that  affect  the  amounts   reported  in  the  financial
         statements  and  accompanying  notes.  Actual results could differ from these estimates.

Note 2.  NET ASSETS OF MORGAN GROUP

         At September 30, 2006,  December 31, 2005,  and September 30, 2005, the
         estimated value of Morgan's  assets in liquidation was  insufficient to satisfy its estimated obligations.

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

RESULTS OF OPERATIONS

For the three months ended September 30, 2006, the Company incurred about $2,000 of  expenses  as  compared  to $1,000 of  expenses  in the  three  months  ended
September 30, 2005.  For the nine months ended  September 30, 2006,  the Company incurred about $3,000 of expenses,  the same as the nine months ended  September
30, 2005.  Administrative  expenses are lower than expected due to the Company's inability to retain an independent auditor.

As a result of higher  interest rates in 2006 for the Company's  investment in a
United States  Treasury money market fund,  investment  income was $6,000 in the three months ended  September 30, 2006 as compared to $3,000 in the three months ended September 30, 2005 and $14,000 in the nine months ended September 30, 2006 as compared to $7,000 in the nine months ended September 30, 2005.

LIQUIDITY AND CAPITAL RESOURCES

As of September  30, 2006,  the Company's  only assets  consisted of $420,000 in cash and an unrecognized  asset relating to a tax loss carry forward,  primarily capital, of about $4 million.

OFF BALANCE SHEET ARRANGEMENTS

None.

QUANTITATIVE AND QUALITATIVE ANALYSIS OF MARKET RISK

The  Company is  minimally  exposed to changes  in market  risk  because,  as of
September 30, 2006, the Company has no market sensitive assets or liabilities.

ITEM 3.      CONTROLS AND PROCEDURES

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

November 13, 2006

                                       10