Form 10KSB
period 2006-12-31
MORGAN GROUP HOLDING CO
filed 2007-03-30
CIK 1162283

================================================================================

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006    Commission file number  333-73996
                          -----------------                            ---------

                                       OR
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------   ---------------------


                            MORGAN GROUP HOLDING CO.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

                  Delaware                                     13-4196940
                  --------                                     ----------
         State of other jurisdiction                        (I.R.S. Employer
        incorporation or organization                      Identification No.)

     401 Theodore Fremd Avenue, Rye, NY                           10580
     ----------------------------------                           -----
  (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code    (914) 921-1877
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:  None
                                                             ----

Securities registered pursuant to section 12(g) of the Act:  None
                                                             ----

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ___ No _X_

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

Indicate by mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes _X_ No ___

The issuer's revenues for the fiscal year ended December 31, 2006 was [$0].

As of March 13, 2007, the aggregate market value of the Registrant's voting and nonvoting common equity held by non-affiliates of the Registrant was approximately $285,000, which value, solely for the purposes of this calculation, excludes shares held by the Registrant's officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

The number of outstanding shares of the Registrant's Common Stock was 3,055,345 as of March 13, 2007.
================================================================================

                            MORGAN GROUP HOLDING CO.
                                TABLE OF CONTENTS

                                                                        Page No.

Item 1.    Description of Business                                         3
Item 2.    Description of Properties                                       3
Item 3.    Legal Proceedings                                               3
Item 4.    Submission of Matters To a Vote of Security Holders             3
Item 5.    Market For Common Equity, Related Stockholder Matters
             and Small Business Issuer Purchases of Equity Securities      3-4
Item 6.    Management's Discussion and Analysis or Plan of Operation       4
Item 7.    Financial Statements                                            5-9
Item 8.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure                           9
Item 8A.   Controls and Procedures                                         10
Item 8B.   Other Information                                               10
Item 9.    Directors and Executive Officers of the Registrant              10-11
Item 10.   Executive Compensation                                          11
Item 11.   Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters                    11-12
Item 12.   Certain Relationships and Related Transactions                  12
Item 13.   Exhibits                                                        12
Item 14.   Principal Accountant Fees and Services                          13

                                     PART I
                                     ------

Item 1.  Business.

     Morgan Group Holding Co. (the "Company" or "MGHL") was incorporated in November 2001 to serve, among other business purposes, as a holding company for LICT Corporation's ("LICT") controlling interest in The Morgan Group, Inc. ("Morgan"). On January 24, 2002, LICT spun off all but 235,294 of its shares in MGHL to its stockholders. On October 18, 2002, Morgan and two of its operating subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division. As of December 31, 2006, the debtors of Morgan were continuing to conduct an orderly liquidation of their assets.

         The Company expects that its ownership interest in Morgan will have no residual value upon completion of the liquidation of the assets of The Morgan Group Inc. The Company's strategy is to look for additional investment opportunities. However the loss did yield a capital loss of about $4 million.

         The Company is continuing to evaluate all options available to Morgan at this time. One option is to make a further distribution of any remaining cash effectively liquidating the company.

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

Item 4.  Submission of Matters To a Vote of Security Holders.

         None.

                                     PART II
                                     -------

Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

         The shares of the Company's common stock trade on the over-the-counter, under the symbol: MGHL.PK. The following table sets forth the high and low market prices of the common stock for the periods indicated, as reported by published sources.

                                                     High                  Low
                                                     ----                  ---
2006 Fiscal Year
----------------
First Quarter                                         $0.13              $0.108
Second Quarter                                        $0.12              $0.112
Third Quarter                                         $0.12              $0.10
Fourth Quarter                                        $0.15              $0.10

2005 Fiscal Year
----------------
First Quarter                                         $0.09              $0.08
Second Quarter                                        $0.10              $0.08
Third Quarter                                         $0.115             $0.09
Fourth Quarter                                        $0.101             $0.09


         As of March 13, 2007, there were approximately 800 holders of record of the Company's common stock.

         The Company has never declared a cash dividend on its common stock and its Board of Directors does not anticipate that it will pay cash dividends in the foreseeable future.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         Forward-Looking Statements and Uncertainty of Financial Projections

         Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond the Company's control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

         Overview

         As of December 31, 2006, the Company's only assets consisted of $423,000 in cash and a capital loss carry forward of about $4 million which it expects will expire in 2012. The ability to utilize this carry forward is dependent on the Company's ability to generate a capital gain prior to its expiration.

         The Company currently has no operating businesses and will seek acquisitions as part of its strategic alternatives. Its only costs are the administrative expenses required to make the regulatory filings needed to maintain its public status. These costs are estimated at $25,000 to $50,000 per year. Currently, the Company has not retained an independent auditor or incurred other accounting and administrative fees, therefore its expenses in 2006 and 2005 are well below this estimate.

         We are evaluating all options available to Morgan at this time. One option is to make a further distribution of any remaining cash effectively liquidating the company.

         Results of Operations

         For the year ended December 31, 2006, the Company incurred administrative expenses of $4,000 as compared to $3,000 in 2005. Administrative expenses are lower than expected due to the Company's inability to retain an independent auditor.

         Investment income was $19,000 during the year ended December 31, 2006 as compared to $10,000 during 2005 respectively as a result of the Company's investment in a United States Treasury money market fund. Higher interest rates caused the increase in 2006.

         Liquidity and Capital Resources

         At December 31, 2006, we had approximately $423,000 in cash as compared to approximately $408,000 at December 31, 2005

         Quantative and Qualitative Analysis of Market Risk

         The Company is minimally exposed to changes in market risk because as of December 31, 2006 the Company has no market sensitive assets or liabilities.

         Off Balance Sheet Arrangements

         None.

         Recently Issued Accounting Pronouncements

         See notes to financials statements in Item 7.

Item 7.  Financial Statements.

Financial Statements

           Balance Sheets as of
           December 31, 2006 and 2005

           Statements of Operations for the
           Two Years Ended December 31, 2006

           Statements of Cash Flows for the
           Two Years Ended December 31, 2006

           Statements of Shareholders' Equity for the Two Years Ended December 31, 2006

           Notes to Financial
           Statements as of December 31, 2006

                            Morgan Group Holding Co.
                                 Balance Sheets
                (Dollars in thousands, except per share amounts)

                                                         December 31,
                                                      -----------------
                                                        2006     2005
                                                      -----------------
ASSETS
Current assets:
Cash and cash equivalents                                $423     $408
                                                      -----------------
   Total current assets                                   423      408
Net assets of The Morgan Group, Inc.                      - -       --
                                                      -----------------
   Total assets                                          $423     $408
                                                      =================

SHAREHOLDERS' EQUITY

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
   1,000,000 shares authorized,
   none outstanding                                        --       --
Common stock, $0.01 par value,
   10,000,000 shares authorized,
   3,055,345 outstanding                                   30       30
Additional paid-in-capital                              5,612    5,612
Accumulated deficit                                   (5,2419)  (5,234)
                                                      -----------------
   Total shareholders' equity                             423      408
                                                      -----------------
   Total liabilities and shareholders' equity            $423     $408
                                                      =================

See notes to financial statements


                            Morgan Group Holding Co.
                            Statements of Operations
           (Dollars and shares in thousands, except per share amounts)

                                                     Year Ending December 31,
                                                     -------------------------
                                                        2006          2005
                                                     -------------------------

Administrative expenses                                      $(4)         $(3)
Investment income                                             19           10
                                                     ------------  -----------
      Net income                                             $15           $7
                                                     ============  ===========

Basic and diluted loss per share:
    Net income per common share                            $0.00        $0.00

         Weighted average shares outstanding               3,055        3,055

See accompanying notes

                            Morgan Group Holding Co.
                            Statements of Cash Flows
                             (Dollars in thousands)

                                                       Year Ending December 31,
                                                       ------------------------
                                                          2006         2005
                                                       ------------------------
Operating activities:
   Net income                                                  $15          $7
    Adjustments to reconcile net income to net
      cash used in operating activities                         --          --
                                                       ------------------------
     Net cash provided by operating activities                  15           7
                                                       ------------------------
Net increase in cash and equivalents                            15           7
Cash and cash equivalents at beginning of period               408         401
                                                       ------------------------
Cash and cash equivalents at end of period                    $423        $408
                                                       ========================

See accompanying notes

                            Morgan Group Holding Co.
                       Statements of Shareholders' Equity
                             (Dollars in thousands)


                               Common              Additional
                               Stock      Common     Paid-in   Accumulated
                            Outstanding    Stock     Capital      Deficit     Total
                            ----------------------------------------------------------

January 1, 2005               3,055,345       $30      $5,612      $(5,241)      $401
Net income for year ended
 December 31,2005                    --        --          --            7         --
                            ----------------------------------------------------------
  December 31, 2005           3,055,045        30       5,612       (5,234)       408
Net income for year ended
 December 31,2006                    --        --          --           15         --
                            ----------------------------------------------------------
  December 31, 2006           3,055,045       $30      $5,612      $(5,219)      $423
                            ==========================================================

See accompanying notes.

                            Morgan Group Holding Co.
                          Notes to Financial Statements

Note 1.  Basis of Presentation
         ---------------------

                  Morgan Group Holding Co. ("Holding" or "the Company") was incorporated in November 2001 as a wholly-owned subsidiary of LICT Corporation ("") to serve, among other business purposes, as a holding company for LICT's controlling interest in The Morgan Group, Inc. ("Morgan"). On December 18, 2001, LICT's controlling interest in Morgan was transferred to Holding. At the time, Holding owned 68.5% of Morgan's equity interest and 80.8% of Morgan's voting interest. On January 24, 2002, LICT spun off 2,820,051 shares of our common stock through a pro rata distribution ("Spin-Off") to its stockholders. LICT retained 235,294 shares of our common stock to be distributed in connection with the potential conversion of a convertible note that had been issued by LICT. Such note was repurchased by LICT in 2002 and LICT retains the shares.

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

                  . In addition, Holding's management currently believes, it is very unlikely that it will realize any value from its equity ownership in Morgan, and given the fact that Holding has no obligation or intention to fund any of Morgan's liabilities, its investment in Morgan was believed to have no value after the liquidation. As the liquidation of Morgan is under the control of the bankruptcy court, the Company believes it has relinquished control of Morgan and accordingly, has ceased consolidating the financial statements of Morgan..

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

                  At December 31, 2006 and 2005 all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager.

                  At December 31, 2006 and 2005, the carrying value of financial instruments such as cash and cash equivalents, accounts receivable, trade payables and long-term debt approximates their fair values. Fair value is determined based on expected future cash flows, discounted at market interest rates, and other appropriate valuation methodologies.

         Recently Issued Accounting Pronouncements


         In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 158 "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans--an amendment of SFAS Nos. 87, 88, 106, and 132(R)". This statement requires the recognition of the over funded or under funded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its balance sheet and to recognize changes in that funded status in the year in which the changes occur through comprehensive income. This statement also requires the measurement of the funded status of a plan as of the date of the year-end balance sheet and disclosure in the notes to financial statements, additional information about certain effects on net periodic benefit cost for the next fiscal year that arise from delayed recognition of the gains or losses, prior service costs or credits, and transition asset or obligation. This statement is effective for fiscal years ending after December 15, 2006. The implementation of SFAS No. 158 had no effect on the Company's financial statements.

         In September 2006, the FASB issued SFAS No. 157 "Fair Value Measurements". This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 creates consistency and comparability in fair value measurements among the many accounting pronouncements that require fair value measurements but does not require any new fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2006. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's financial statements.

         In September 2006, the SEC issued Staff Accounting Bulletin ("SAB") No. 108 expressing the staff's views regarding the process of quantifying financial statement misstatements. The staff believes that in making materiality evaluations of correcting a financial statement misstatement, management should quantify the carryover and reversing effects of prior year misstatements on the current year financial statements. The cumulative effect of the initial application, if any, should be reported in the carrying amount of assets and liabilities as of the beginning of the fiscal year and the offsetting adjustment to the opening balance of retained earnings. This SAB is effective for fiscal years ending after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company's financial statements.

         In July 2006, the FASB issued FIN 48, "Accounting for Uncertainty in Income Taxes", which clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes". An uncertain tax position will be recognized if it is determined that it is more likely than not to be sustained upon examination. The tax position is measured at the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement. The cumulative effect of applying the provisions of this Interpretation is to be reported as a separate adjustment to the opening balance of retained earnings in the year of adoption. This statement is effective for fiscal years beginning after December 15, 2006. Upon adoption, management estimates that there will not be a significant adjustment to retained earnings for a change in reserves for uncertain tax positions and is in the process of finalizing its analysis.

Note 2.  Net assets of Discontinued Operation
         ------------------------------------

                  At December 31, 2006 and 2005, the estimated value of Morgan's assets in liquidation were insufficient to satisfy its estimated obligations.

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

                                    PART III
                                    --------

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



Name                            Age                           Position
----                            ---                           --------
Mario J. Gabelli                64          Chief Executive Officer and Director
Robert E. Dolan                 55          Chief Financial Officer and Director

----------------------

         Mario J. Gabelli has served as Chairman and Chief Executive Officer of the Company since November 2001. Mr. Gabelli has served as the Chairman and Chief Executive Officer and Chief Investment Officer -Value Portfolios of GAMCO Investors Inc. ("GAMCO") and its predecessors since November 1976 (and in connection with those responsibilities, he serves as director or trustee and/or an officer of registered investment companies managed by subsidiaries of GAMCO). With regard to LICT Corporation, he has served as its Chairman since December 2004 (and also from September 1999 to December 2002), as our Vice Chairman from December 2002 to December 2004 and as Chief Executive Officer from September 1999 to November 2005. Mr. Gabelli serves as an Overseer of Columbia University Graduate School of Business; a Trustee of Boston College, Roger Williams University and the Winston Churchill Foundation.

         Robert E. Dolan has served as our Chief Financial Officer since November 2001. With regard to LICT Corporation, he has served as Chief Executive Officer from May 1, 2006, Chief Financial Officer from September 1999 and Controller from September 1999 to January 2004.

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

Item 10.   Executive Compensation.

         The Company has not paid any compensation to any person, including its directors and executive officers, since inception.

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

                                      Number of Shares of
                                      Common Stock                  Percent of
Beneficial Owner                      Beneficially Owned            Ownership
----------------                      ------------------            ---------

Mario J. Gabelli                              858,384(1)               28.1%

LICT Corporation                                 235,294                7.7%

Walter P. Carucci, Uncle Mills
Partners and Bernard Zimmerman &
Company, Inc.                                 224,213(2)                7.3%

Robert E. Dolan                                   579(2)                  **

All directors and executive
officers as a group (2 in total)                 858,963               28.1%

         -------------------

**       Less than 1%

(1) Represents 283,090 shares of common stock owned directly by Mr. Gabelli, 340,000 shares owned by a limited partnership in which Mr. Gabelli is the general partner and has approximately a .625% interest, and 235,294 shares owned by LICT Corporation (Mr. Gabelli is a "control person" of LICT Corporation and therefore shares owned by LICT Corporation are set forth in the table as also beneficially owned by Mr. Gabelli). Mr. Gabelli disclaims beneficial ownership of the shares owned by the partnership and LICT Corporation, except for his interest therein.

(2) As of January 18, 2007, Walter P. Carucci, Uncle Mills Partners and Bernard Zimmerman & Company, Inc. filed a combined Schedule 13G reflecting the following share ownership: Walter P. Carucci - 109,613 shares (including 15,000 shares owned by Uncle Mills Partners); Uncle Mills Partners - 15,000; and Bernard Zimmerman & Company - 114,600 shares,

(3) Includes 70 shares registered in the name of Mr. Dolan's children with respect to which Mr. Dolan has voting and investment power and 109 shares owned by Mr. Dolan through the LICT Corporation 401(k) Savings Plan.

Item 12.   Certain Relationships and Related Transactions.

           None.

Item 13.   Exhibits.

Exhibit Number             Description
--------------             -----------

3.1                        Certificate of Incorporation of the Company*

3.2                        By-laws of the Company*

---------------
* Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-73996).

Item 14.   Principal Accountant Fees and Services.


         The Company did not engage an independent auditor to audit its financial statements for the year ended December 31, 2006 or December 31, 2005 and did not incur any audit fees, audit-related fees, tax fees or other fees.

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

         Signature                 Capacity                        Date

  /s/ Mario J. Gabelli       Chief Executive Officer              March 30, 2007
-------------------------    (Principal Executive Officer)
MARIO J. GABELLI             and Director


  /s/ Robert E.Dolan         Chief Financial Officer (Principal   March 30, 2007
-----------------------      Financial and Accounting Officer)
ROBERT E. DOLAN              and Director