Form 10QSB
period 2007-03-31
MORGAN GROUP HOLDING CO
filed 2007-05-15
CIK 1162283

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007
                               --------------

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.    333-73996

                            MORGAN GROUP HOLDING CO.
       (Exact name of small business issuing as specified in its charter)

                 Delaware                             13-4196940
  --------------------------------------         ---------------------
   (State or other jurisdiction of            (IRS Employer Incorporation
         of organization)                       Identification Number)

401 Theodore Fremd Avenue, Rye, New York                                   10580
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

                                 (914) 921-1877
                 Issuer's telephone number, including area code


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

            Class                               Outstanding at April 28, 2007
            -----                              --------------------------------
Common Stock, $.01 par value                             3,055,345


Transitional Small Business Disclosure Format (Check One):  Yes ( ) No ( X )


================================================================================

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements and Supplementary Data.

Financial Statements Unaudited

           Balance Sheets as of
           March 31, 2007, December 31, 2006 and March 31, 2006

           Statements of Operations for the
           Three Months Ended March 31, 2007 and 2006

           Statements of Cash Flows for the
           Three Months Ended March 31, 2007 and 2006

           Notes to Financial
           Statements as of March 31, 2007


                            Morgan Group Holding Co.
                                 Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)

                                                        March 31,         December 31,         March 31,
                                               ---------------------------------------------------------
                                                          2007                 2006              2006
                                                ------------------ --------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                   $428                 $423              $412
                                               ------------------ --------------------------------------
   Total curent assets                                       428                  423               412
Net assets of The Morgan Group, Inc.                          --                  - -                --
                                               ------------------ --------------------------------------
    Total assets                                            $428                 $423              $412
                                               ================== ======================================


LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued Liabilities                                          $--                  $--               $--
                                               ------------------ --------------------------------------
    Total current liabilities                                 --                   --                --
                                               ------------------ --------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
  1,000,000 shares authorized,
  none outstanding                                            --                   --                --
Common stock, $0.01 par value,
  10,000,000 shares authorized,
  3,055,345 outstanding                                       30                   30                30
Additional paid-in-capital                                 5,612                5,612             5,612
Accumulated deficit                                      (5,214)              (5,219)           (5,230)
                                               ------------------ --------------------------------------
    Shareholders equity                                      428                  423               412
                                               ------------------ --------------------------------------
   Total liabilities and shareholders' equity               $428                 $423              $412
                                               =========================================================



See accompanying notes to financial statements

                            Morgan Group Holding Co.
                            Statements of Operations
                                   (Unaudited)
           (Dollars and shares in thousands, except per share amounts)


                                                    Three Months Ended
                                                        March 31,
                                               -------------------------------
                                                     2007           2006
                                               --------------- ---------------

Administrative expenses                                 $ (1)           $(--)
Investment income                                           5               4
                                               --------------- ---------------
  Net profit                                               $4              $4
                                               =============== ===============
Basic and diluted net loss per share                    $0.00           $0.00
                                               =============== ===============

Weighted average shares outstanding                     3,055           3,055

See accompanying notes to financial statements

                            Morgan Group Holding Co.
                            Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                     Three Months Ended
                                                 ---------------------------
                                                          March 31,
                                                 ---------------------------
                                                        2007          2006
                                                 ---------------------------
Operating activities:
   Net profit                                               $4           $4
                                                 ---------------------------
        Net cash provided by operating activities            4            4
                                                 ---------------------------
     Net change in cash and equivalents                      4            4
Cash and cash equivalents at beginning of period           423          408
                                                 ---------------------------
    Cash and cash equivalents at end of period           $ 427         $412
                                                 ===========================

  See accompanying notes to financial statements

                            Morgan Group Holding Co.
                          Notes to Financial Statements

Note 1.  Basis of Presentation

         Morgan Group Holding Co. ("Holding" or "the Company") was incorporated in November 2001 as a wholly-owned subsidiary of Lynch Interactive Corporation ("Interactive"), now known as LICT Corporation, to serve, among other business purposes, as a holding company for Interactive's controlling interest in The Morgan Group, Inc. ("Morgan"). On December 18, 2001, Interactive's controlling interest in Morgan was transferred to Holding. At the time, Holding owned 68.5% of Morgan's equity interest and 80.8% of Morgan's voting interest. On January 24, 2002, Interactive spun off 2,820,051 shares of the Company's common stock through a pro rata distribution ("Spin-Off") to its stockholders. Interactive retained 235,294 shares of the Company's common stock to be distributed in connection with the potential conversion of a convertible note that had been issued by Interactive. Such note was repurchased by Interactive in 2002 and Interactive retains the shares.

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

         Recently Issued Accounting Pronouncements

         In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which supplements Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. The adoption the provisions of FIN 48 did not have a material effect on the Company's financial statements.

Note 2.  Net assets of Morgan Group

         At March 31, 2007, December 31, 2006, and March 31, 2006, the estimated value of Morgan's assets in liquidation was insufficient to satisfy its estimated obligations.

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

The Company currently has no operating businesses and will seek acquisitions [Is this correct?] as part of its strategic alternatives. Its only costs are the administrative expenses required to make the regulatory filings needed to maintain its public status. These costs are estimated at $10,000 to $20,000 per year. Currently, the Company has not retained an independent auditor or incurred other accounting and administrative fees, therefore its expenses in 2006 and 2005 are well below this estimate.

Results of Operations

For the Three Months ended March 31, 2007, the Company incurred about $1,000 of expenses as compared to less tan $500 of expenses in the Three Months ended March 31, 2006. Administrative expenses are lower than expected due to the Company's inability to retain an independent auditor.

Investment income was $5,000 in the Three Months ended March 31, 2007 to $4,000 in the three months ended March 31, 2007, as a result of the Company's investment in a United States Treasury money market fund. Higher interest rates caused the increase in 2007.


Liquidity and Capital Resources

As of March 31, 2007, the Company's only assets consisted of $427,000 in cash [The bankruptcy filing says debtors (The Morgan Group, Inc., etc.) have $900K on hand, out of which they propose to pay $255K in accrued salaries.] and a capital loss carry forward of about $4 million which it expects will expire in 2012. The ability to utilize this carry forward is dependent on the Company's ability to generate a capital gain prior to its expiration.


Off Balance Sheet Arrangements

None.

Quantitative and Qualitative Analysis of Market Risk

The Company is minimally exposed to changes in market risk because as of March 31, 2007 the Company has no market sensitive assets or liabilities.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which supplements Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. The adoption the provisions of FIN 48 did not have a material effect on the Company's financial statements.

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

March 15, 2007