Form 10QSB
period 2007-06-30
MORGAN GROUP HOLDING CO
filed 2007-08-10
CIK 1162283

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB
                                   -----------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007
                               -------------

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
                 Insurer's telephone number, including area code



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

            Class                             Outstanding at August 6, 2007
            -----                             -----------------------------
Common Stock, $.01 par value                            3,055,345


Transitional Small Business Disclosure Format (Check One):  Yes (  )   No ( X )


================================================================================

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements and Supplementary Data.

Financial Statements Unaudited

           Balance Sheets as of
           June 30, 2007, December 31, 2006 and June 30, 2006

           Statements of Operations for the
           Three and Six Months Ended June 30, 2007 and 2006

           Statements of Cash Flows for the
           Six Months Ended June 30, 2007 and 2006

           Notes to Financial
           Statements as of June 30, 2007

                            Morgan Group Holding Co.
                                 Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)

                                               June 30,  December 31,  March 31,
                                             -----------------------------------
                                                 2007         2006        2006
                                             -----------------------------------
ASSETS
Current assets:
Cash and cash equivalents                        $433         $423        $416
                                             -----------------------------------
   Total curent assets                            433          423         416
Net assets of The Morgan Group, Inc.               --          - -          --
                                             -----------------------------------
   Total assets                                  $433         $423        $416
                                             ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued Liabilities                                $1          $--          $1
                                             -----------------------------------
    Total current liabilities                       1           --           1
                                             -----------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
 1,000,000 shares authorized,
 none outstanding                                  --           --          --
Common stock, $0.01 par value,
 10,000,000 shares authorized,
 3,055,345 outstanding                             30           30          30
Additional paid-in-capital                      5,612        5,612       5,612
Accumulated deficit                           (5,210)      (5,219)     (5,227)
                                             -----------------------------------
   Shareholders equity                            432          423         415
                                             -----------------------------------
   Total liabilities and shareholders' equity    $433         $423        $416
                                             ===================================


See accompanying notes to financial statements

                            Morgan Group Holding Co.
                            Statements of Operations
                                   (Unaudited)
           (Dollars and shares in thousands, except per share amounts)


                                Three Months Ended           Six Months Ended
                                     June 30,                    June 30,
                            --------------------------------------------------
                                2007          2006          2007          2006
                            --------------------------------------------------

Administrative expenses         $(1)          $(1)          $(2)          $(1)
Investment income                  6             4            11             8
                            --------------------------------------------------
Net profit                        $5            $3            $9            $7
                            ==================================================

Basic and diluted net loss
 per share                     $0.00         $0.00         $0.00         $0.00

Weighted average shares
 outstanding                   3,055         3,055         3,055         3,055




See accompanying notes to financial statements

                            Morgan Group Holding Co.
                            Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                           Six Months Ended
                                                        ---------------------
                                                               June 30,
                                                        ---------------------
                                                          2007         2006
                                                        ---------------------
Operating activities:
   Net profit                                                 $9           $7
   Adjustments to reconcile net profit to cash provided
   by operating activities:
       Increase in accrued liabilities                         1            1
                                                        ---------------------
       Net cash provided by operating activities              10            8
                                                        ---------------------
   Net change in cash and equivalents                         10            8
Cash and cash equivalents at beginning of period             423          408
                                                        ---------------------
   Cash and cash equivalents at end of period               $433         $416
                                                        =====================


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

         As Morgan has ceased operations and is in the process of liquidating itself, in the accompanying balance sheet, the assets and liabilities of Morgan have been reflected as one line. Holding's management currently believes that it is very unlikely that Holding will realize any value from its equity ownership in Morgan. Furthermore, Holding has no obligation or intention to fund any of Morgan's liabilities; therefore, Holding's investment in Morgan was believed to have no value after the liquidation. As the liquidation of Morgan is under the control of the bankruptcy court, Holding believes it has relinquished control of Morgan and accordingly, has ceased consolidating the financial statements of Morgan.

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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


Note 2.  Net assets of Morgan Group
         --------------------------

         At June 30, 2007, December 31, 2006, and June 30, 2006, the estimated value of Morgan's assets in liquidation was insufficient to satisfy its estimated obligations.

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

The Company currently has no operating businesses. Its only costs are the administrative expenses required to make the regulatory filings needed to maintain its public status. These costs are estimated at $10,000 to $20,000 per year. Currently, the Company has not retained an independent auditor or incurred other accounting and administrative fees, and therefore its expenses in 2007 and 2006 are well below this estimate.

Results of Operations

For the Three Months ended June 30, 2007 and 2006, the Company incurred about $1,000 of expenses. Administrative expenses are lower than expected due to the Company's inability to retain an independent auditor. For the Six Months ended June 30, 2007, the Company incurred about $2,000 of expenses. For the Six Months ended June 30, 2006, the Company incurred about $1,000 in expense. Additional filing fees caused the increase

Investment income was about $6,000 in the Three Months ended June 30, 2007, compared to $4,000 in the Three Months ended June 30, 2006. Investment income was about $11,000 in the Six Months ended June 30, 2007, compared to $8,000 in the Three Months ended June 30, 2006. In both cases higher interest rates on the of the Company's investment in a United States Treasury money market fund caused the increases in 2007.

Liquidity and Capital Resources

As of June 30, 2007, the Company's only assets consisted of $433,000 in cash and a capital loss carry forward of about $4 million which it expects will expire in 2012. The ability to utilize this carry forward is dependent on the Company's ability to generate a capital gain prior to its expiration.


Off Balance Sheet Arrangements

None.

Quantitative and Qualitative Analysis of Market Risk

The Company is minimally exposed to changes in market risk because as of June 30, 2007 the Company has no market sensitive assets or liabilities.

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

Forward Looking Discussion
--------------------------

This report contains several forward-looking statements Such forward-looking statements are subject to a number of material factors, which could cause the statements or projections contained therein to be materially inaccurate. Such factors include the estimated administrative expenses of the Company on a going-forward basis.

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

August 10, 2007