Form 10QSB
period 2007-09-30
MORGAN GROUP HOLDING CO
filed 2007-11-08
CIK 1162283

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

For the quarterly period ended September 30, 2007
                               ------------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ( X ) No ( )

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).    Yes ( X )  No (   )

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

           Class                                 Outstanding at November 6, 2007
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


Transitional Small Business Disclosure Format (Check One):  Yes (   )  No ( X )


================================================================================

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements and Supplementary Data.

Financial Statements Unaudited

           Balance Sheets as of
           September 30, 2007, December 31, 2006 and September 30, 2006

           Statements of Operations for the
           Three and Nine Months Ended September 30, 2007 and 2006

           Statements of Cash Flows for the
           Nine Months Ended September 30, 2007 and 2006

           Notes to Financial
           Statements as of September 30, 2007


                            Morgan Group Holding Co.
                                 Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)

                                                          September 30,       December 31,    September 30,
                                                       ----------------------------------------------------
                                                              2007                2006            2006
                                                       ----------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                      $436                $423               $420
                                                       ----------------------------------------------------
   Total curent assets                                          436                 423                420
Net assets of The Morgan Group, Inc.                             --                 - -                 --
                                                       ----------------------------------------------------
   Total assets                                                $436                $423               $420
                                                       ====================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued Liabilities                                            $ --                 $--                 $1
                                                       ----------------------------------------------------
    Total current liabilities                                    --                  --                  1
                                                       ----------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
  1,000,000 shares authorized,
  none outstanding                                               --                  --                 --
Common stock, $0.01 par value,
  10,000,000 shares authorized,
  3,055,345 outstanding                                          30                  30                 30
Additional paid-in-capital                                    5,612               5,612              5,612
Accumulated deficit                                         (5,206)             (5,219)            (5,223)
                                                       ----------------------------------------------------
    Shareholders equity                                         436                 423                419
                                                       ----------------------------------------------------
   Total liabilities and shareholders' equity                  $436                $423               $420
                                                       ====================================================

See accompanying notes to financial statements


                            Morgan Group Holding Co.
                            Statements of Operations
                                   (Unaudited)
           (Dollars and shares in thousands, except per share amounts)


                                             Three Months Ended                  Nine Months Ended
                                                September 30,                      September 30,
                                      -----------------------------------------------------------------
                                           2007              2006             2007              2006
                                      -----------------------------------------------------------------
Administrative expenses                    $(--)              $(2)             $(2)              $(3)
Investment income                              5                 6               15                14
                                      -----------------------------------------------------------------
Net profit                                    $5                $4              $13               $11
                                      =================================================================

Basic and diluted net loss per share       $0.00             $0.00            $0.00             $0.00

Weighted average shares outstanding        3,055             3,055            3,055             3,055

See accompanying notes to financial statements

                            Morgan Group Holding Co.
                            Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                              Nine Months Ended
                                                            --------------------
                                                                September 30,
                                                            --------------------
                                                               2007        2006
                                                            --------------------
Operating activities:
   Net profit                                                   $13         $11
   Adjustments to reconcile net profit to cash provided by
   operating activities:
       Increase in accrued liabilities                           --           1
                                                            --------------------
        Net cash provided by operating activities                13          12
                                                            --------------------
       Net change in cash and equivalents                        13          12
Cash and cash equivalents at beginning of period                423         408
                                                            --------------------
   Cash and cash equivalents at end of period                 $ 436        $420
                                                            ====================

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-QSB and Articles 10 and 11 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007 The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

         Recently Issued Accounting Pronouncements

         In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which supplements Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. The adoption of the provisions of FIN 48 did not have a material effect on the Company's financial statements.

Note 2.  Net assets of Morgan Group
         --------------------------

         At September 30, 2007, December 31, 2006, and September 30, 2006, the estimated value of Morgan's assets in liquidation was insufficient to satisfy its estimated obligations.

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

Results of Operations

For the Three Months ended September 30, 2007 and 2006, the Company incurred administration expenses of under $500 and about $2,000, respectively. Administrative expenses are lower than expected due to the Company's inability to retain an independent auditor. For the Nine Months ended September 30, 2007, the Company incurred about $3,000 of expenses. For the Nine Months ended September 30, 2006, the Company incurred about $2,000 in expense.

Investment income was about $5,000 in the Three Months ended September 30, 2007, compared to $6,000 in the Three Months ended June 30, 2006. Investment income was about $15,000 in the Nine Months ended September 30, 2007, compared to $14,000 in the Nine Months ended September 30, 2006. The changes in interest rates on the Company's investments in a United States Treasury money market fund caused variance.

Liquidity and Capital Resources

As of September 30, 2007, the Company's only assets consisted of $436,000 in cash and a capital loss carry forward of about $4 million which it expects will expire in 2012. The ability to utilize this carry forward is dependent on the Company's ability to generate a capital gain prior to its expiration.


Off Balance Sheet Arrangements

None.

Quantitative and Qualitative Analysis of Market Risk


The Company is minimally exposed to changes in market risk because as of September 30, 2007 the Company has no market sensitive assets or liabilities.

Recently Issued Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes, which supplements Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes, by defining the confidence level that a tax position must meet in order to be recognized in the financial statements. FIN 48 requires the tax effect of a position to be recognized only if it is "more-likely-than-not" to be sustained based solely on its technical merits as of the reporting date. If a tax position is not considered more-likely-than-not to be sustained based solely on its technical merits, no benefits of the position are recognized. This is a different standard for recognition than was previously required. The more-likely-than-not threshold must continue to be met in each reporting period to support continued recognition of a benefit. At adoption, companies must adjust their financial statements to reflect only those tax positions that are more-likely-than-not to be sustained as of the adoption date. Any necessary adjustment is recorded directly to opening retained earnings in the period of adoption and reported as a change in accounting principle. The adoption of the provisions of FIN 48 did not have a material effect on the Company's financial statements.

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

November 8, 2007