Form 10KSB
period 2007-12-31
MORGAN GROUP HOLDING CO
filed 2008-04-11
CIK 1162283

================================================================================

                                   FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2007  Commission file number:  333-73996
                           -----------------                           ---------

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

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act Yes      No X
                                                      ----    ----

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes X    No
                     ----   ----

Indicate by mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act) Yes X    No
                                              ----    ----

The issuer's revenues for the fiscal year ended December 31, 2007 was [$0].

As of February 29, 2008, the aggregate market value of the Registrant's voting and nonvoting common equity held by non-affiliates of the Registrant was approximately $373,000, which value, solely for the purposes of this calculation, excludes shares held by the Registrant's officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

The number of outstanding shares of the Registrant's Common Stock was 3,055,345 as of February 29, 2008.

================================================================================




                            MORGAN GROUP HOLDING CO.
                                TABLE OF CONTENTS
                                                                                                          Page No.

Item 1.         Description of Business                                                                       3
Item 2.         Description of Properties                                                                     3
Item 3.         Legal Proceedings                                                                             3
Item 4.         Submission of Matters To a Vote of Security Holders                                           3
Item 5.         Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases
                of Equity Securities                                                                          3-4
Item 6.         Management's Discussion and Analysis or Plan of Operation                                     4
Item 7.         Financial Statements                                                                          6-13
Item 8.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure          14
Item 8A.        Controls and Procedures                                                                       14
Item 8B.        Other Information                                                                             14
Item 9.         Directors and Executive Officers of the Registrant                                            14-15
Item 10.        Executive Compensation                                                                        15
Item 11.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                Matters                                                                                       16-17
Item 12.        Certain Relationships and Related Transactions                                                18
Item 13.        Exhibits                                                                                      19
Item 14.        Principal Accountant Fees and Services                                                        19

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

         On October 18, 2002, Morgan and two of its operating subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division. As of December 31, 2007, the debtors of Morgan were continuing to conduct an orderly liquidation of Morgan's assets. It is expected that during 2008, the liquidation of Morgan's assets will be completed and minimal or no value will be received by the equity holders, including the Company.

         We are continuing to evaluate all options available to the Company at this time. One option is to make a further distribution of any remaining cash, effectively liquidating the Company.

Item 2.  Properties.

         The Company does not own any property

Item 3.  Legal Proceedings.

         The Company is not a party to any legal proceedings.

Item 4.  Submission of Matters To a Vote of Security Holders.

         None.

                                     PART II
                                     -------

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Small Business Issuer Purchases of Equity Securities.


         The shares of our common stock trade on the over-the-counter market in the Pink Sheets, under the symbol: MGHL.PK. The following table sets forth the high and low market prices of the common stock for the periods indicated, as reported by published sources. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

                                            High              Low
                                            ----              ---

2007 Fiscal Year
First Quarter                              $0.16              $0.11
Second Quarter                             $0.25             $0.165
Third Quarter                              $0.20              $0.15
Fourth Quarter                             $0.20              $0.12

2006 Fiscal Year
First Quarter                              $0.13             $0.108
Second Quarter                             $0.12             $0.112
Third Quarter                              $0.12              $0.10
Fourth Quarter                             $0.15              $0.10


         As of February 29, 2008, there were approximately 800 holders of record of the Company's common stock.

         The Company has never declared a cash dividend on its common stock and its Board of Directors does not anticipate that it will pay cash dividends in the foreseeable future.

         During the fiscal year ended December 31, 2007, the Company did not sell any unregistered securities, and did not repurchase any of its shares from its shareholders.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

         Forward-Looking Statements and Uncertainty of Financial Projections

         Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

         Overview

         As of December 31, 2007, the Company's only assets consisted of approximately $440,000 in cash and a capital loss carry forward of about $4 million which it expects will expire in 2013. The ability to utilize this loss carry-forward is dependent on the Company's ability to generate a capital gain prior to its expiration.

         The Company currently has no operating businesses and will seek acquisitions as part of its strategic alternatives. Its only costs are the administrative expenses required to make the regulatory filings needed to maintain its public status. These costs are estimated at $25,000 to $50,000 per year. The Company did not incur the costs of an independent audit for its Financials Statements for the Years Ended December 31, 2007 and 2006 and therefore the costs incurred were below this estimate. During 2008, the Company retained an independent auditor to audit the Financial Statements for the Years Ended December 31, 2007 and 2006. The estimated cost of these audits, of approximately $20,000, has not been accrued for in accompanying financial statements.

         We are evaluating all options available to the Company at this time. One option is to make a further distribution of any remaining cash effectively liquidating the company.


         Results of Operations

         For the year ended December 31, 2007, the Company incurred administrative expenses of $3,000 as compared to $4,000 in 2006. Administrative expenses are expected to be higher in 2008, as the Company has engaged an independent registered public accounting firm to audit the Company's financial statements.

         Investment income was $20,000 during the year ended December 31, 2007 as compared to $19,000 during 2006 respectively as a result of the Company's investment in a United States Treasury money market fund. Higher interest rates caused the increase in 2007.

         Liquidity and Capital Resources

         At December 31, 2007, we had approximately $440,000 in cash as compared to approximately $423,000 at December 31, 2006.

         Quantitive and Qualitative Analysis of Market Risk

         The Company is minimally exposed to changes in market risk because, as of December 31, 2007, the Company had no market sensitive assets or liabilities.

         Off Balance Sheet Arrangements

         None.

         Recently Issued Accounting Pronouncements

         See Note 1 to notes to financial statements in Item 7.

Item 7.  Financial Statements.

Report of Independent Public Accounting Firm.

           Balance Sheets as of
           December 31, 2007 and 2006

           Statements of Operations for the
           Years Ended December 31, 2007 and 2006

           Statements of Cash Flows for the Years Ended
           December 31, 2007 and 2006

           Statements of Shareholders' Equity for the Years Ended December 31, 2007 and 2006

           Notes to Financial Statements

                  REPORT OF INDEPENDENT PUBLIC ACCOUNTING FIRM
                  --------------------------------------------


To the Board of Directors and Stockholders of Morgan Group Holding Company
Rye, New York


We have audited the accompanying balance sheets of Morgan Group Holding Company (the "Company") as of December 31, 2007 and 2006 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free to material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Morgan Group Holding Company as of December 31, 2007 and 2006 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Daszkal Bolton LLP

Boca Raton, Florida
April 10, 2008

                            Morgan Group Holding Co.
                                 Balance Sheets

                                                             December 31,
                                                           2007         2006
                                                       -------------------------
ASSETS
  Cash                                                 $   440,246  $   423,284
  Investment in Morgan Group, Inc.                               -            -
                                                       ------------ ------------
    Total assets                                           440,246      423,284
                                                       ============ ============

LIABILITIES                                                      -            -

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
  Preferred Stock, $0.01 par value, 1,000,000
    shares authorized, none outstanding                          -            -
  Common Stock, $0.01 par value, 10,000,000
     shares authorized, 3,055,345 outstanding               30,553       30,553
  Additional paid-in-capital                             5,611,447    5,611,447
  Accumulated deficit                                   (5,201,754)  (5,218,716)
                                                       ------------ ------------
    Total shareholders' equity                             440,246      423,284
                                                       ------------ ------------
    Total liabilities and shareholders' equity         $   440,246  $   423,284
                                                       ============ ============

See accompanying  notes to financial statements

                            Morgan Group Holding Co.
                            Statements of Operations


                                                         Year Ended December 31,
                                                            2007        2006
                                                         -----------------------
Revenues                                                 $        -  $        -
Administrative Expenses                                      (2,976)     (4,528)
Other Income - Interest                                      19,938      19,327
                                                         ----------- -----------
  Net Income Before Taxes                                    16,962      14,799
  Income Taxes                                                    -           -
                                                         ----------- -----------
    Net Income                                           $   16,962  $   14,799
                                                         =========== ===========

Earnings Per Share, Basic and Diluted                    $     0.01  $     0.00

Shares Outstanding, Based and Diluted                     3,055,345   3,055,345

See accompanying notes to financial statements

                            Morgan Group Holding Co.
                            Statements of Cash Flows

                                                      Year Ended December 31,
                                                        2007           2006
                                                    ----------------------------
Cash Flows from Operating Activities
  Interest received                                 $     19,938   $     19,327
  Cash paid to suppliers and employees                    (2,976)        (4,528)
                                                    -------------  -------------
  Net Cash Provided By Operating Activities               16,962         14,799

Cash Flows from Investing Activities                           -              -
                                                    -------------  -------------

Cash Flows from Financing Activities                           -              -
                                                    -------------  -------------

Net Increase in Cash                                      16,962         14,799

Cash, Beginning of the Year                              423,284        408,485
                                                    -------------  -------------

Cash, End of the Year                               $    440,246   $    423,284
                                                    =============  =============

See accompanying notes to financial statements

                            Morgan Group Holding Co.
                       Statements of Shareholders' Equity


                                                Preferred                Common           Additional
                                                  Stock      Preferred    Stock    Common  Paid-in   Accumulated
                                               Outstanding     Stock   Outstanding Stock   Capital     Deficit    Total
                                             --------------- --------- ----------- ------ ---------- ----------- -------

Balance, December 31, 2005                                 -         -   3,055,345 30,553  5,611,447 (5,233,515) 408,485

Net income for year ended December 31, 2006                -         -           -      -          -     14,799   14,799
                                             --------------- --------- ----------- ------ ---------- ----------- -------

Balance, December 31, 2006                                 -         -   3,055,345 30,553  5,611,447 (5,218,716) 423,284

Net income for year ended December 31, 2007                -         -           -      -          -     16,962   16,962
                                             --------------- --------- ----------- ------ ---------- ----------- -------

Balance, December 31, 2007                                 -         -   3,055,345 30,553  5,611,447 (5,201,754) 440,246
                                             =============== ========= =========== ====== ========== =========== =======

See accompanying notes to financial statements

                            Morgan Group Holding Co.
                          Notes to Financial Statements

Note 1.  Basis of Presentation and Significant Accounting Principles
         -----------------------------------------------------------

         Basis of Presentation
         ---------------------

                  Morgan Group Holding Co. ("Holding" or "the Company") was incorporated in November 2001 as a wholly-owned subsidiary of LICT Corporation ("LICT, formerly Lynch Interactive Corporation") to serve, among other business purposes, as a holding company for LICT's controlling interest in The Morgan Group, Inc. ("Morgan"). On December 18, 2001, LICT's controlling interest in Morgan was transferred to Holding. At the time, Holding owned 68.5% of Morgan's equity interest and 80.8% of Morgan's voting interest. On January 24, 2002, LICT spun off 2,820,051 shares of Holding common stock through a pro rata distribution ("Spin-Off") to its stockholders. LICT retained 235,294 shares of Holding common stock to be distributed in connection with the potential conversion of a convertible note that had been issued by LICT. Such note was repurchased by LICT in 2002 and LICT retains the shares.

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

                  Management currently believes that it is very unlikely that the Company will realize any value from its equity ownership in Morgan and, given the fact that the Company has no obligation or intention to fund any of Morgan's liabilities, its investment in Morgan is believed to have no value after its liquidation. Because the liquidation of Morgan is under the control of the bankruptcy court, the Company believes it has relinquished control of Morgan and, accordingly, has deconsolidated its ownership interest Morgan in its financial statements.

         Significant Accounting Principles
         ---------------------------------

         Cash and Cash Equivalents
                  All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of cash equivalents approximates its fair value based on its nature.
                  At December 31, 2007 and 2006 all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager.

         Earnings per Share
                  Net income per common share ("EPS") is computed using the number of common shares issued in connection with the Spin-Off as if such shares had been outstanding for all periods presented.

         Recently Issued Accounting Pronouncements

                  In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective for the first quarter of 2008. the Company has determined at this time that it will not elect to measure eligible financial assets and liabilities at fair value that are not currently required to be so measured.

         ----------------------------------------------------------------------
         Significant Accounting Principles, continued
         --------------------------------------------
         Recently Issued Accounting Pronouncements, continued

                  In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. The Statement clarifies the rule that fair value be based on the assumptions that market participants would use when pricing an asset or liability, and establishes a fair value hierarchy that prioritizes the framework and information used to develop those assumptions. FASB Staff Position 157-2 delays the effective date of SFAS No. 157 to allow the FASB Board additional time to consider the effect of various implementation issues that have arisen, or that may arise, from the application of SFAS No. 157. Under FASB Staff Position 157-2, the Company is required to adopt the provisions of SFAS No. 157 for financial statements issued for fiscal years beginning after November 15, 2008. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's consolidated financial statements.


                  In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations." SFAS No. 141(R) will require the acquirer in a business combination to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date, with acquisition-related costs recognized separately from the acquisition. SFAS No. 141(R) applies prospectively to business combinations occurring on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

                  In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements." SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008.

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

Note 2.  Investment in Morgan Group, Inc.

                  Upon Morgan Group, Inc.'s bankruptcy filing, the Company has deconsolidated its investment, as the Company believes it no longer has controlling or significant influence. At December 31, 2007 and 2006, the estimated value of Morgan's assets in liquidation was insufficient to satisfy its estimated obligations.

Note 3.  Income Taxes

                  The Company is a "C" coporation for Federal tax purposes, and has provided for deferred income taxes for temporary differences between the financial statement and tax bases of its assets and liabilities. The Company has recorded a full valuation allowance against its deferred tax asset of approximately $1.7 million arising from its temporary basis differences and tax loss carryforward, as its realization is dependent upon the generation of future taxable income during the period when such losses would be deductible.

                  Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operating loss carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

                  Cumulative temporary differences at December 31, 2007 and 2006 are as follows:

                                                             December 31,
                                                           2007        2006
                                                       ----------- ------------
         Deferred tax assets:
           Temporary basis differences                 $ 1,673,987 $ 1,673,987
           Net operating losses                             31,402      38,009
                                                       ----------- ------------
                                                         1,705,389   1,711,996
         Valuation allowance                            (1,705,389) (1,711,996)
                                                       ----------- ------------
                                                       $         - $         -
                                                       =========== ============



                  Income tax provision for the years ended December 31, 2007 and 2006 is comprised of :

                                                          December 31,
                                                          2007    2006
                                                        ------- --------
         Current income tax expense                     $     - $     -
         Deferred income tax benefit                      6,607   5,765
         Valuation allowance                             (6,607) (5,765)
                                                        ------- --------
         Income tax expense                             $     - $     -
                                                        ======= ========

         The reconciliation of the provision for income taxes for the years ended December 31, 2007 and 2006, and the amount computed by applying the statutory federal income tax rate to net loss is as follows:

                                                         December 31,
                                                         2007    2006
                                                       ------- --------
        Tax expense at statutory rate                  $(5,767)$(5,032)
        State taxes, net of federal expense               (840)   (733)
        Decrease in valuation allowance                  6,607   5,765
                                                       ------- --------
                                                       $     - $     -
                                                       ======= ========


 Note 6. Commitments and Contingencies
         -----------------------------

                  From time to time the Company may be subject to certain asserted and unasserted claims. It is the Company's belief that the resolution of these matters will not have a material advers effect on its financial position.

                  The Company has not guaranteed any of the obligations of Morgan and believes it currently has no commitment or obligation to fund any creditors.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

Item 8A. Controls and Procedures.

         (a) Evaluation of Disclosure Controls and Procedures.
             -------------------------------------------------

         As required by Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, the Company carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. This evaluation was carried out under the supervision and with the participation of our principal executive officer as well as our principal financial officer, who concluded that our disclosure controls and procedures are effective.

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

         (b) Management's Annual Report on Internal Control of Financial
             -----------------------------------------------------------
             Reporting.
             ----------

         The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Management conducted an assessment of the Company's internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2007, the Company's internal control over financial reporting is effective.

         This annual report does not include an attestation report of a registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by a registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Company to provide only management's report in this annual report.

         (c)  Changes in Internal Control over Financial Reporting
              ----------------------------------------------------

         There was no significant change in the Company's internal control over financial reporting that occurred during the most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Name                          Age                           Position
----                          ---                           --------
Mario J. Gabelli              65      Chief Executive Officer and Director
Robert E. Dolan               56      Chief Financial Officer and Director

----------------------

         Mario J. Gabelli has served as Chairman and Chief Executive Officer of the Company since November 2001. Mr. Gabelli has also served as the Chairman, Chief Executive Officer and Chief Investment Officer -Value Portfolios of GAMCO Investors Inc. ("GAMCO") since November 1976. In connection with those responsibilities, he serves as director or trustee of registered investment companies managed by GAMCO and its affiliates ("Gabelli Funds"). Mr. Gabelli has also served as Chairman of LICT Corporation (formerly known as Lynch Interactive Corporation), a public company engaged in multimedia and other services since December 2004 (and also from September 1999 to December 2002), as Vice Chairman from December 2002 to December 2004 and as Chief Executive Officer from September 1999 to November 2005. Mr. Gabelli has served as Chairman of CIBL Inc. from November 2007, a private company with operations in cable television, broadcasting, and wireless communications. Mr. Gabelli serves on the advisory boards of Caymus Partners LLC, Healthpoint Capital, LLC and van Biema Value Fund, LP. He also serves as Overseer of Columbia University Graduate School of Business; Trustee of Boston College, Roger Williams University and Winston Churchill Foundation; Director of the National Italian American Foundation, The American-Italian Cancer Foundation, The Foundation for Italian Art & Culture and the Mentor/National Mentoring Partnership; and Chairman, Patron's Committee for the Immaculate Conception School.

         Robert E. Dolan has served as our Chief Financial Officer since November 2001. Mr. Dolan is also the Chief Executive Officer and Chief Financial Officer of LICT Corporation, and has served as its Interim Chief Executive Officer from May 1, 2006, Chief Financial Officer from September 1999 and Controller from September 1999 to January 2004. In addition, Mr. Dolan is the Assistant Secretary and a Class A director of Sunshine PCS Corporation, a public holding company, and has served in these capacities since November 2000.

Committees of the Board of Directors
------------------------------------

         We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. Currently, our full board of serves as the audit and approves, when applicable, the appointment of auditors and the inclusion of financial statements in our periodic reports. Mr. Dolan is deemed to be an "audit committee financial expert."

         We have not made any changes to the process by which shareholders may recommend nominees to the board of directors since our last annual report.


Code of Ethics
--------------

         We have not yet adopted a corporate code of ethics. Our board of directors is considering establishing, over the next year, a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Legal Proceedings
-----------------

         Neither of our directors and executive officers has been involved in legal proceedings that would be material to an evaluation of our management.

Indemnification of Directors and Officers
-----------------------------------------

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         To our knowledge, based solely upon our review of copies of reports received by us pursuant to Section 16(a) of the Securities Exchange Act of 1934, we believe that all of our directors, officers and beneficial owners of more than 10 percent of our common stock filed all such reports on a timely basis during 2007.

Item 10.   Executive Compensation.

         The Company has not paid any compensation to any person, including its directors and executive officers, since inception. The Company does not have any employment contracts with either of its executive officers.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth information concerning ownership of our common stock as of February 29, 2008 by each person known by us to be the beneficial owner of more than five percent of the common stock, each director, each executive officer, and by all directors and executive officers as a group. We believe that each stockholder has sole voting power and sole dispositive power with respect to the shares beneficially owned by him. Unless otherwise indicated, the address of each person listed below is 401 Theodore Fremd Avenue, Rye, New York 10580.

                                                            Number of Shares of
                                                            Common Stock Beneficially
Beneficial Owner                                            Owned                                Percent of Ownership
----------------                                            -----                                --------------------

Mario J. Gabelli                                                 858,384(1)                                28.1%

LICT Corporation                                                 235,294                                    7.7%

Walter P. Carucci, Uncle Mills Partners                          204,213(2)                                 6.7%
and Bernard Zimmerman & Company, Inc.

Robert E. Dolan                                                      579(3)                                  **

All directors and executive officers as a                        858,963                                   28.1%
group (2 in total)

         -------------------

**       Less than 1%

(1) Represents 283,090 shares of common stock owned directly by Mr. Gabelli, 340,000 shares owned by a limited partnership in which Mr. Gabelli is the general partner and has approximately a .5% interest, and 235,294 shares owned by LICT Corporation (Mr. Gabelli is a "control person" of LICT Corporation and therefore shares owned by LICT Corporation are set forth in the table as also beneficially owned by Mr. Gabelli). Mr. Gabelli disclaims beneficial ownership of the shares owned by the partnership and LICT Corporation, except for his interest therein.

(2) Based solely on a combined Schedule 13G filed by Walter P. Carucci, Uncle Mills Partners and Bernard Zimmerman & Company, Inc. filed as of February 13, 2008 reflecting the following share ownership: Walter P. Carucci - 89,613 shares (including 10,000 shares owned by Uncle Mills Partners); Uncle Mills Partners - 10,000; and Bernard Zimmerman & Company - 114,600 shares,

(3) Includes 70 shares registered in the name of Mr. Dolan's children with respect to which Mr. Dolan has voting and investment power and 109 shares owned by Mr. Dolan through the LICT Corporation 401(k) Savings Plan.

Item 12.   Certain Relationships and Related Transactions.

            None.


Item 13.   Exhibits.

Exhibit Number             Description
--------------             -----------

3.1                        Certificate of Incorporation of the Company*

3.2                        By-laws of the Company*

31.1                       Rule 15d-14(a) Certification of the Chief Executive
                           Officer

31.2                       Rule 15d-14(a) Certification of the Principal
                           Accounting Officer

32.1                       Section 1350 Certification of the Chief Executive
                           Officer

32.2                       Section 1350 Certification of the Principal
                           Accounting Officer



---------------

* Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-73996).

Item 14.   Principal Accountant Fees and Services.

         During 2008 the Company engaged Daszkal Bolton LLP to audit its financial statements for the years ended December 31, 2007 and 2006.

Audit Fees

         The aggregate fees billed by Daszkal Bolton LLP for professional services rendered for the audit of the Company's 2007 and 2006 financial statements was $15,000 and $3,000, respectively.

Audit-Related Fees

         No audit-related fees were billed by Daszkal Bolton LLP for 2007 or 2006.

Tax Fees

         No tax fees were billed by Daszkal Bolton LLP for 2007 or 2006.

All Other Fees

         No other fees were billed by Daszkal Bolton LLP for 2007 or 2006 for services other than as set forth above.

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

         Signature                 Capacity                      Date

  /s/ Mario J. Gabelli       Chief Executive Officer             April 11, 2008
-------------------------    (Principal Executive Officer)
MARIO J. GABELLI             and Director


  /s/ Robert E. Dolan        Chief Financial Officer (Principal  April 11, 2008
------------------------     Financial and Accounting Officer)
ROBERT E. DOLAN              and Director