Form 10-Q
period 2008-03-31
MORGAN GROUP HOLDING CO
filed 2008-05-12
CIK 1162283

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

For the quarterly period ended March 31, 2008
                               --------------

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.


Large accelerated filer   [  ]                  Accelerated filer   [  ]
Non-accelerated filer   [  ]                    Smaller reporting company   [X]
(Do not check if a smaller reporting company)


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                [X] Yes  [  ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

         Class                                     Outstanding at April 30, 2008
         -----                                     -----------------------------
Common Stock, $.01 par value                                3,055,345


================================================================================

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

Unaudited Financial Statements

           Condensed Balance Sheets as of
           March 31, 2008, December 31, 2007 and March 31, 2007

           Condensed Statements of Operations for the Three Months Ended March 31, 2008 and 2007

           Condensed Statements of Cash Flows for the
           Three Months Ended March 31, 2008 and 2007

           Notes to Condensed Financial
           Statements as of March 31, 2008

                            Morgan Group Holding Co.
                            Condensed Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)

                                           March 31,      December 31,       March 31,
                                        ---------------------------------------------------
                                             2008              2007              2007
                                        ---------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents               $          444   $           440   $           428
                                        ---------------------------------------------------
  Total curent assets                              444               440               428
Net assets of The Morgan Group, Inc.                --               - -                --
                                        ---------------------------------------------------
  Total assets                          $          444   $           440   $           428
                                        ===================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued Liabilities                     $           22   $            --   $            --
                                        ---------------------------------------------------
  Total current liabilities                         22                --                --
                                        ---------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
 1,000,000 shares authorized,
 none outstanding                                   --                --                --
Common stock, $0.01 par value,
 10,000,000 shares authorized,
 3,055,345 outstanding                              30                30                30
Additional paid-in-capital                       5,612             5,612             5,612
Accumulated deficit                             (5,220)           (5,202)           (5,214)
                                        ---------------------------------------------------
  Shareholders' equity                             422               440               428
                                        ---------------------------------------------------
  Total liabilities and shareholders'
   equity                               $          444   $           440   $           428
                                        ===================================================

See accompanying notes to condensed financial statements

                            Morgan Group Holding Co.
                       Condensed Statements of Operations
                                   (Unaudited)
           (Dollars and shares in thousands, except per share amounts)

                                                     Three Months Ended
                                                          March 31,
                                                  -------------------------
                                                     2008          2007
                                                  -------------------------

Administrative expenses                           $      (22)   $       (1)
Investment income                                          4             5
                                                  -------------------------
  Net (loss) profit                               $      (18)   $        4
                                                  =========================

Basic and diluted net (loss) profit per share     $    (0.01)   $     0.00
                                                  =========================

Weighted average shares outstanding                    3,055         3,055


See accompanying notes to condensed financial statements

                            Morgan Group Holding Co.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                     Three Months Ended
                                                  -------------------------
                                                          March 31,
                                                  -------------------------
                                                     2007          2007
                                                  -------------------------
Cash Flows from Operating activities:
  Interest received                               $        4    $        5
  Cash paid to suppliers                                  --            (1)
                                                  -------------------------
    Net cash provided by operating activities              4             4
                                                  -------------------------
Cash Flow from Investing Activities                       --            --
                                                  -------------------------
Cash Flow from Financing Activities                       --            --
                                                  -------------------------
    Net increase in cash                                   4             4
Cash, Beginning of Period                                440           423
                                                  -------------------------
  Cash, End of Period                             $      444    $      427
                                                  =========================


See accompanying notes to condensed financial statements

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

     Management believed that it was unlikely that the Company would realize any value from its equity ownership in Morgan and, given the fact that the Company had no obligation or intention to fund any of Morgan's liabilities, its investment in Morgan was believed to have no value after its liquidation. Because the liquidation of Morgan was under the control of the bankruptcy court, the Company believed it had relinquished control of Morgan and, accordingly, deconsolidated its ownership interest Morgan in its financial statements during 2002. On March 31, 2008, the bankruptcy proceeding was concluded and the bankruptcy court dismissed the proceeding. Morgan received no value for its equity ownership from the bankruptcy proceeding.

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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


Note 2. Net assets of Morgan Group
        --------------------------

     At March 31, 2008, December 31, 2007, and March 31, 2007, the estimated value of Morgan's assets in liquidation was insufficient to satisfy its estimated obligations.


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

The Company currently has no operating businesses and will seek acquisitions as part of its strategic alternatives. Its only costs are the administrative expenses required to make the regulatory filings needed to maintain its public status. These costs are estimated at $30,000 to $40,000 per year.

Results of Operations

For the three months ended March 31, 2008, the Company incurred about $22,000 of expenses as compared to less than $1,000 of expenses in the three months ended March 31, 2007. During the three months ended March 31, 2008, the Company accrued $18,000 for the audit fees and its 2007 and 2006 financial statements. No audit expenses were recorded during the previous year. Also, during 2008 $3,000 of legal expenses were incurred.

Investment income was approximately $4,000 in the three months ended March 31, 2008 as compared to $5,000 in the three months ended March 31, 2007, as a result of the Company's investment in a United States Treasury money market fund. Lower interest rates caused the decrease in 2008.

Liquidity and Capital Resources

As of March 31, 2008, the Company's only assets consisted of approximately $440,000 in cash and a capital loss carry forward of about $4 million which it expects will expire in 2013. The ability to utilize this carry forward is dependent on the Company's ability to generate a capital gain prior to its expiration.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Analysis of Market Risk

As of March 31, 2008, the Company had no market sensitive assets or liabilities, and, as a result, management believes that the Company is minimally exposed to changes in market risk.

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

None.

Item 4T. Controls and Procedures

a)   Evaluation of Disclosure Controls and Procedures
     ------------------------------------------------

     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the "Act")) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

b)   Changes in Internal Controls
     ----------------------------

     During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our financial statements.

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

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

     Exhibit 3.1       Certificate of Incorporation of the Company*

     Exhibit 3.2       By-laws of the Company*

     Exhibit 31.1      Chief Executive Officer Rule 15d-14(a) Certification.

     Exhibit 31.2      Principal Financial Officer Rule 15d-14(a) Certification.

     Exhibit 32.1      Chief Executive Officer Section 1350 Certification.

     Exhibit 32.2      Principal Financial Officer Section 1350 Certification.


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

May 12, 2008