Form 10-Q
period 2008-06-30
MORGAN GROUP HOLDING CO
filed 2008-08-01
CIK 1162283

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008
                               -------------

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.    333-73996
                       ---------


                            MORGAN GROUP HOLDING CO.
       (Exact name of small business issuing as specified in its charter)


        Delaware                                               13-4196940
--------------------------------------------------------------------------------
(State or other jurisdiction of                              (IRS Employer
 Incorporation or organization)                           Identification Number)


401 Theodore Fremd Avenue, Rye, New York                        10580
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

Large accelerated filer   [  ]                                                  Accelerated filer   [  ]
Non-accelerated filer   [  ] (Do not check if a smaller reporting company)      Smaller reporting company   [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                [X] Yes  [  ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

            Class                                   Outstanding at July 31, 2008
            -----                                   ----------------------------
   Common Stock, $.01 par value                                3,055,345


================================================================================

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

Unaudited Financial Statements

           Condensed Balance Sheets as of
           June 30, 2008, December 31, 2007 and June 30, 2007

           Condensed Statements of Operations for the Three and Six Months Ended June 30, 2008 and 2007

           Condensed Statements of Cash Flows for the
           Six Months Ended June 30, 2008 and 2007

           Notes to Condensed Financial
           Statements as of June 30, 2008

                            Morgan Group Holding Co.
                            Condensed Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)

                                                            June 30,          December 31,         June 30,
                                                       ------------------- ------------------- ------------------
                                                              2008                2007               2007
                                                       ------------------- ------------------- ------------------
ASSETS
Current assets:
Cash and cash equivalents                                            $419                $440               $433
                                                       ------------------- ------------------- ------------------
   Total curent assets                                                419                 440                433
Net assets of The Morgan Group, Inc.                                   --                 - -                 --
                                                       ------------------- ------------------- ------------------
   Total assets                                                      $419                $440               $433
                                                       =================== =================== ==================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued Liabilities                                                    $1                 $--                 $1
                                                       ------------------- ------------------- ------------------
    Total current liabilities                                           1                  --                  1
                                                       ------------------- ------------------- ------------------

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
  1,000,000 shares authorized,
  none outstanding                                                     --                  --                 --
Common stock, $0.01 par value,
  10,000,000 shares authorized,
  3,055,345 outstanding                                                30                  30                 30
Additional paid-in-capital                                          5,612               5,612              5,612
Accumulated deficit                                                (5,224)             (5,202)            (5,210)
                                                       ------------------- ------------------- ------------------
    Shareholders' equity                                              418                 440                432
                                                       ------------------- ------------------- ------------------
   Total liabilities and shareholders' equity                        $419                $440               $433
                                                       =================== =================== ==================

See accompanying notes to condensed financial statements

                            Morgan Group Holding Co.
                       Condensed Statements of Operations
                                   (Unaudited)
           (Dollars and shares in thousands, except per share amounts)


                                                                        Three Months Ended        Six Months Ended
                                                                             June 30,                 June 30,
                                                                      ------------------------ ------------------------
                                                                           2008         2007      2008        2007
                                                                      ------------ ----------- ----------- -----------

Administrative expenses                                                     $ (6)       $ (1)       $(28)        $(2)
Investment income                                                              2           6           6          11
                                                                      ------------ ----------- ----------- -----------
  Net (loss) profit                                                          $(4)         $5        $(22)         $9
                                                                      ============ =========== =========== ===========

Basic and diluted net (loss) profit per share                             $(0.01)      $0.00      $(0.01)      $0.00
                                                                      ============ =========== =========== ===========
Weighted average shares outstanding                                        3,055       3,055       3,055       3,055

See accompanying notes to condensed financial statements

                            Morgan Group Holding Co.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                      Six Months Ended
                                                                -----------------------------
                                                                          June 30,
                                                                -----------------------------
                                                                    2008           2007
                                                                ------------- ---------------
Cash Flows from Operating activities:
   Interest received                                                      $6             $11
   Cash paid to suppliers                                                (27)             (1)
                                                                ------------- ---------------
        Net cash (used in) provided by operating activities              (21)             10
                                                                ------------- ---------------
Cash Flow from Investing Activities                                       --              --
                                                                ------------- ---------------
Cash Flow from Financing Activities                                       --              --
                                                                ------------- ---------------
     Net (decrease) increase  in cash                                    (21)             10
Cash, Beginning of  Period                                               440             423
                                                                ------------- ---------------
    Cash,  End of Period                                               $ 419            $433
                                                                ============= ===============

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

         In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity's derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how to account for derivative instruments and related hedge items under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedge items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will not have an impact on our financial position, results of operations or liquidity.

Note 2.  Net assets of Morgan Group
         --------------------------

         At June 30, 2008, December 31, 2007, and June 30, 2007, the estimated value of Morgan's assets in liquidation was insufficient to satisfy its estimated obligations.

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

Results of Operations

For the three months ended June 30, 2008, the Company incurred about $6,000 of expenses as compared to about $1,000 of expenses in the three months ended June 30, 2007. During the three months ended June 30, 2008, the Company incurred professional fees of associated with the audit, review, and filing of its 2008, 2007 and 2006 financial statements. No audit or review expenses were recorded during the previous year.

For the six months ended June 30, 2008, the Company incurred about $28,000 of expenses as compared to about $2,000 of expenses in the six months ended June 30, 2007. During the six months ended June 30, 2008, the Company incurred $23,000 for the audit and review fees for its 2008, 2007 and 2006 financial statements. No audit or review expenses were recorded during the previous year. Also, during 2008 $3,000 of legal expenses were incurred.

Investment income was approximately $2,000 in the three months ended June 30, 2008 as compared to about $6,000 in the three months ended June 30, 2007, and approximately $6,000 in the six months ended June 30, 2008 as compared to about $11,000 in the six months ended June 30, 2007 as a result of the Company's investment in a United States Treasury money market fund. Lower interest rates caused the decreases in 2008.


Liquidity and Capital Resources

As of June 30, 2008, the Company's only assets consisted of approximately $419,000 in cash and a capital loss carry forward of about $4 million which it expects will substantially expire in 2013. The ability to utilize this carry forward is dependent on the Company's ability to generate a capital gain prior to its expiration.

Off Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Analysis of Market Risk

As of June 30, 2008, the Company had no market sensitive assets or liabilities, and, as a result, management believes that the Company is minimally exposed to changes in market risk.

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity's derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how to account for derivative instruments and related hedge items under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedge items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 will not have an impact on our financial position, results of operations or liquidity.

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

(b)      Changes in Internal Controls
         ----------------------------

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

July 31, 2008