Form 10-Q
period 2008-09-30
MORGAN GROUP HOLDING CO
filed 2008-11-12
CIK 1162283

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008
                               ------------------

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

Large accelerated filer [ ]                                Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a       Smaller reporting company [X]
                           smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

            Class                             Outstanding at October 31, 2008
            -----                             -------------------------------
Common Stock, $.01 par value                             3,055,345

================================================================================

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

Unaudited Financial Statements

         Condensed Balance Sheets as of
         September 30, 2008, December 31, 2007 and September 30, 2007

         Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

         Condensed Statements of Cash Flows for the
         Nine Months Ended September 30, 2008 and 2007

         Notes to Condensed Financial
         Statements as of September 30, 2008

                            Morgan Group Holding Co.
                            Condensed Balance Sheets
                                   (Unaudited)
                             (Dollars in thousands)

                                                          September 30,        December 31,       September 30,
                                                       -----------------------------------------------------------
                                                              2008                2007                2007
                                                       -----------------------------------------------------------
ASSETS
Current assets:
Cash and cash equivalents                                            $415                $440                $436
                                                       -----------------------------------------------------------
  Total current assets                                                415                 440                 436
                                                       -----------------------------------------------------------
  Net assets of The Morgan Group, Inc.                                  -                   -                   -
                                                       -----------------------------------------------------------
  Total assets                                                       $415                $440                $436
                                                       ===========================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued Liabilities                                                    $-                 $--                  $-
                                                       -----------------------------------------------------------
  Total current liabilities                                             -                  --                   -
                                                       -----------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
 1,000,000 shares authorized,
 none outstanding                                                      --                  --                  --
Common stock, $0.01 par value,
 10,000,000 shares authorized,
 3,055,345 outstanding                                                 30                  30                  30
Additional paid-in-capital                                          5,612               5,612               5,612
Accumulated deficit                                                (5,227)             (5,202)             (5,206)
                                                       -----------------------------------------------------------
  Shareholders' equity                                                415                 440                 436
                                                       -----------------------------------------------------------
  Total liabilities and shareholders' equity                         $415                $440                $436
                                                       ===========================================================

See accompanying notes to condensed financial statements

                            Morgan Group Holding Co.
                       Condensed Statements of Operations
                                   (Unaudited)
           (Dollars and shares in thousands, except per share amounts)


                                                                         Three Months Ended        Nine Months Ended
                                                                            September 30,            September 30,
                                                                      ---------------------------------------------------
                                                                          2008         2007         2008         2007
                                                                      ---------------------------------------------------

Administrative expenses                                                      $ (5)        $ (-)        $(32)         $(2)
Investment income                                                               2            5            7           15
                                                                      ---------------------------------------------------
  Net (loss) profit                                                           $(3)          $5         $(25)         $13
                                                                      ===================================================


Basic and diluted net (loss) profit per share                              $(0.00)       $0.00       $(0.01)       $0.00
                                                                      ===================================================

Weighted average shares outstanding                                         3,055        3,055        3,055        3,055

See accompanying notes to condensed financial statements

                            Morgan Group Holding Co.
                       Condensed Statements of Cash Flows
                                   (Unaudited)
                             (Dollars in thousands)

                                                                     Nine Months Ended
                                                                ---------------------------
                                                                       September 30,
                                                                ---------------------------
                                                                     2008          2007
                                                                ---------------------------
Cash Flows from Operating activities:
  Interest received                                                       $7           $15
  Cash paid to suppliers                                                 (32)           (2)
                                                                ---------------------------
      Net cash (used in) provided by operating activities                (25)           13
                                                                ---------------------------
Cash Flow from Investing Activities                                       --            --
                                                                ---------------------------
Cash Flow from Financing Activities                                       --            --
                                                                ---------------------------
    Net (decrease) increase  in cash                                     (25)           13
Cash, Beginning of Period                                                440           423
                                                                ---------------------------
Cash, End of Period                                                    $ 415          $436
                                                                ===========================

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

         On October 18, 2002, Morgan adopted the liquidation basis of accounting and, accordingly, Morgan's aFssets and liabilities have been adjusted to estimate net realizable value. As the carry value of Morgan's liabilities exceeded the fair value of its assets, the liabilities were reduced to equal the estimated net realizable value of the assets.

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Articles 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

         In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits all entities to choose to measure and report many financial instruments and certain other items at fair value at specified election dates. If such an election is made, any unrealized gains and losses on items for which fair value option has been elected are required to be reported in earnings at each subsequent reporting date. In addition, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We were required to adopt the provisions of SFAS No. 159 for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have material impact on our condensed consolidated financial statements.

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

Note 2.  Net assets of Morgan Group
         --------------------------

         At September 30, 2008, December 31, 2007 and September 30, 2007, the estimated value of Morgan's assets in liquidation was insufficient to satisfy its estimated obligations.

Note 3.  Income Taxes
         ------------

         The Company is a "C" corporation for Federal tax purposes, and has provided for deferred income taxes for temporary differences between the financial statement and tax bases of its assets and liabilities. The Company has recorded a full valuation allowance against its deferred tax asset of approximately $1.7 million arising from its temporary basis differences and tax loss carry forward, as its realization is dependent upon the generation of future taxable income during the period when such losses would be deductible.

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

Results of Operations

For the three months ended September 30, 2008, the Company incurred approximately $5,000 of expenses as compared to approximately $500 of expenses in the three months ended September 30, 2007. During the three months ended September 30, 2008, the Company incurred professional fees of associated with the review and filing of its 2008 financial statements. No review expenses were recorded during the previous year.

For the nine months ended September 30, 2008, the Company incurred approximately $32,000 of expenses as compared to approximately $2,000 of expenses in the nine months ended September 30, 2007. During the nine months ended September 30, 2008, the Company incurred $26,500 for the audit and review fees for its 2008, 2007 and 2006 financial statements. No audit or review expenses were recorded during the previous year. Also, during 2008 $3,000 of legal expenses were incurred.

Investment income was approximately $2,000 in the three months ended September 30, 2008 as compared to approximately $5,000 in the three months ended September 30, 2007, and approximately $7,000 in the nine months ended September 30, 2008 as compared to about $15,000 in the nine months ended September 30, 2007 as a result of the Company's investment in a United States Treasury money market fund. Lower interest rates caused the decreases in 2008.

Liquidity and Capital Resources

As of September 30, 2008, the Company's only assets consisted of approximately $415,000 in cash and a capital loss carry forward of about $4.5 million which it expects will substantially expire in 2013. The ability to utilize this carry forward is dependent on the Company's ability to generate a capital gain prior to its expiration.

Off Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Analysis of Market Risk

As of September 30, 2008, the Company had no market sensitive assets or liabilities, and, as a result, management believes that the Company is minimally exposed to changes in market risk.

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

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits all entities to choose to measure and report many financial instruments and certain other items at fair value at specified election dates. If such an election is made, any unrealized gains and losses on items for which fair value option has been elected are required to be reported in earnings at each subsequent reporting date. In addition, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We were required to adopt the provisions of SFAS No. 159 for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have material impact on our condensed consolidated financial statements.

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

November 11, 2008