Form 10-K
period 2008-12-31
MORGAN GROUP HOLDING CO
filed 2009-03-23
CIK 1162283

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2008
                           -----------------

                                       or
[   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from                       to
                              -----------------------  ----------------------

Commission file number:  333-73996
                         ---------

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

Securities registered pursuant to section 12(g) of the Act:  None
                                                             ----
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes [  ]   No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [ ] No [X]

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [  ]                     Accelerated filer [  ]
Non-accelerated filer [  ]                       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

As of February 27, 2009, the aggregate market value of the Registrant's voting and nonvoting common equity held by non-affiliates of the Registrant was approximately $286,000, which value, solely for the purposes of this calculation, excludes shares held by the Registrant's officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

The number of outstanding shares of the Registrant's Common Stock was 3,055,345 as of February 29, 2009.

================================================================================



                            MORGAN GROUP HOLDING CO.
                                TABLE OF CONTENTS
                                                                                                           Page No.

Item 1.         Business.                                                                                     4

Item 1A.        Risk Factors.                                                                                 4

Item 1B.        Unresolved Staff Comments.                                                                    4

Item 2.         Properties.                                                                                   4

Item 3.         Legal Proceedings.                                                                            4

Item 4.         Submission of Matters to a Vote of Security Holders.                                          4

Item 5.         Market For Registrant's Common Equity, Related Stockholder Matters and  Issuer Purchases of
                Equity Securities                                                                             4-5

Item 6.         Selected Financial Data.                                                                      5

Item 7.         Management's Discussion and Analysis of Financial Condition and Results of Operations.        5-7

Item 7A.        Quantitative and Qualitative Disclosure About Market Risk.                                    7

Item 8.         Financial Statements and Supplementary Data.                                                  7-16

Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.         16

Item 9A.        Controls and Procedures.                                                                      16-17

Item 9B.        Other Information.                                                                            17

Item 10.        Directors, Executive Officers and Corporate Governance.                                       17-19

Item 11.        Executive Compensation.                                                                       19

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
                Matters.                                                                                      19-20

Item 13.        Certain Relationships and Related Transactions and Director Independence.                     20

Item 14.        Principal Accounting Fees and Services.                                                       20

Item 15.        Exhibits, Financial Statement Schedules.                                                      20

                Signatures                                                                                    21

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

         On October 18, 2002, Morgan and two of its operating subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division. On March 31, 2008, the bankruptcy proceeding was concluded and the bankruptcy court dismissed the proceeding. There was no appeal from the bankruptcy court's dismissal of the proceeding, and that proceeding is now entirely ended. Morgan received no value for its equity ownership from the bankruptcy proceeding.

         We are continuing to evaluate all options available to the Company at this time. One option is to make a further distribution of any remaining cash, effectively liquidating the Company.

         At present we have no full time employees.


Item1A. Risk Factors

         We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to report the risk factors specified in
Item 503(c) of Regulation S-K.


Item 1B. Unresolved Staff Comments.

         None

Item 2.  Properties.

         The Company does not own any property.

Item 3.  Legal Proceedings.

         The Company is not a party to any legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

                                     PART II
                                     -------

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.


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


                                                                                      High                Low
                                                                                      ----                ---

2008 Fiscal Year
----------------
First Quarter                                                                         $ 0.17            $0.125
Second Quarter                                                                        $0.165             $0.14
Third Quarter                                                                         $0.151            $0.145
Fourth Quarter                                                                        $0.151             $0.09

2007 Fiscal Year
----------------
First Quarter                                                                         $0.16              $0.11
Second Quarter                                                                        $0.25             $0.165
Third Quarter                                                                         $0.20              $0.15
Fourth Quarter                                                                        $0.20              $0.12


         As of February 28, 2009, there were approximately 800 holders of record of the Company's common stock.

         The Company has never declared a cash dividend on its common stock and its Board of Directors does not anticipate that it will pay cash dividends in the foreseeable future.

         During the fiscal year ended December 31, 2008, the Company did not sell any unregistered securities, and did not repurchase any of its shares from its shareholders.

Item 6.  Selected Financial Data.

                  We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to report the selected financial data specified in Item 303 of Regulation S-K.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

         Overview

         As of December 31, 2008, the Company's only assets consisted of approximately $405,000 in cash and a capital loss carry forward of about $4 million which it expects will expire in 2013. The ability to utilize this loss carry-forward is dependent on the Company's ability to generate a capital gain prior to its expiration.

         The Company currently has no operating businesses and will seek acquisitions as part of its strategic alternatives. Its only costs are the administrative expenses required to make the regulatory filings needed to maintain its public status. These costs are estimated at $25,000 to $50,000 per year. During 2007, the Company did not incur the costs of an independent audit for its Financial Statements during the Years Ended December 31, 2007 and 2006 and therefore the costs incurred were below this estimate. During 2008, the Company retained an independent auditor to audit the Financial Statements for the Years Ended December 31, 2007 and 2006. These costs have been recorded in the Statement of Operations for the Year Ending December 31, 2008.

         We are evaluating all options available to the Company at this time. One option is to make a further distribution of any remaining cash effectively liquidating the company.

         Results of Operations

         For the year ended December 31, 2008, the Company incurred administrative expenses of $37,000 as compared to $3,000 in 2007. Administrative expenses in 2008 included $18,000 of costs for performing audits of the Company's financial statements for the Years Ended December 31, 2007 and 2006. In addition, the 2008 financial results included the cost of independent auditor review of the Company's quarterly financial statements for 2008.

         Investment income was $8,000 during the year ended December 31, 2008 as compared to $20,000 during 2007 respectively as a result of the Company's investment in a United States Treasury money market fund. Lower interest rates were the primary cause the decrease increase in 2008.

         Liquidity and Capital Resources

         At December 31, 2008, we had approximately $405,000 in cash as compared to approximately $440,000 at December 31, 2007.

Recently Issued Accounting Pronouncements

         In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. It applies to other pronouncements that require or permit fair value but does not require any new fair value measurements. The statement defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." SFAS No. 157 establishes a fair value hierarchy to increase consistency and comparability in fair value measurements and disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP SFAS 157-2"), which permits a one-year deferral of the application of SFAS No. 157, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 and FSP SFAS 157-2 effective January 1, 2008 [for financial assets and liabilities]. The adoption of SFAS No. 157 did not have a material impact on our financial statements. The Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009 which did not have a material impact on the Company's financial statements. In October 2008, the FASB issued FASB Staff Position 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP SFAS 157-3"), which clarifies the application of SFAS No. 157 in a market that is not active. The adoption of this standard did not have a material impact on the Company's financial statements.

              In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits all entities to choose to measure and report many financial instruments and certain other items at fair value at specified election dates. If such an election is made, any unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each subsequent reporting date. In addition, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We were required to adopt the provisions of SFAS No. 159 for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on our financial statements.

              In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements" ("EITF 06-10"). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 did not have a material impact on our financial statements.

              In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts." SFAS No. 163 clarifies how SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. SFAS No. 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities. Disclosures about the insurance enterprise's risk-management activities are effective the first period beginning after issuance of SFAS No. 163. The adoption of SFAS No. 163 is not expected to have a material impact on the Company's financial statements.

         In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements. These Statements replace FASB Statement No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also makes significant amendments to other Statements and other authoritative guidance. The Statements are effective for years beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) and SFAS No. 160 are not expected to have a material impact on the Company's financial statements.


         In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity's derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how to account for derivative instruments and related hedge items under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedge items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company's financial statements.


Item 7A.Quantitive and Qualitative Analysis of Market Risk

         We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to report the Quantitative and Qualitative Analysis of Market Risk specified in Item 305 of Regulation S-K.


Item 8.  Financial Statements and Supplementary Data.

         Report of Independent Registered Public Accounting Firm

         Balance Sheets as of
         ecember 31, 2008 and 2007

         Statements of Operations for the
         Years Ended December 31, 2008 and 2007

         Statements of Cash Flows for the Years Ended
         December 31, 2008 and 2007

         Statements of Shareholders' Equity for the Years Ended December 31, 2008 and 2007

         Notes to Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and Stockholders of Morgan Group Holding Company
Rye, New York


We have audited the accompanying balance sheets of Morgan Group Holding Company (the "Company") as of December 31, 2008 and 2007 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Morgan Group Holding Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Daszkal Bolton LLP

Boca Raton, Florida
March 18, 2009





                            Morgan Group Holding Co.
                                 Balance Sheets

                                                                             December 31,
                                                                  ------------------------------------
                                                                       2008                2007
                                                                  ---------------    -----------------
ASSETS
Current assets:
  Cash                                                                  $404,876             $440,246
  Prepaid expenses                                                         7,500                    -
                                                                  ---------------    -----------------
    Total current assets                                                 412,376              440,246
  Investment in Morgan Group, Inc.                                             -                    -
                                                                  ---------------    -----------------
    Total assets                                                        $412,376             $440,246
                                                                  ===============    =================


LIABILITIES                                                                   $-                   $-

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock, $0.01 par value, 1,000,000 shares authorized,
  none outstanding                                                             -                    -
Common Stock, $0.01 par value, 10,000,000 shares authorized,
  3,055,345 outstanding                                                   30,553               30,553
Additional paid-in-capital                                             5,611,447            5,611,447

 Accumulated deficit                                                  (5,229,624)          (5,201,754)
                                                                  ---------------    -----------------
       Total shareholders' equity                                        412,376              440,246
                                                                  ---------------    -----------------
       Total liabilities and shareholders' equity                       $412,376             $440,246
                                                                  ===============    =================




See accompanying notes to financial statements





                            Morgan Group Holding Co.
                            Statements of Operations

                                                                        Year Ended December 31,
                                                                  ------------------------------------
                                                                       2008                2007
                                                                  ---------------    -----------------
Revenues                                                                      $-                   $-

Administrative expenses                                                  (36,747)              (2,976)
Other income - interest                                                    8,877               19,938
                                                                  ---------------    -----------------
    Net (loss) income before income taxes                                (27,870)              16,962

Income taxes                                                                   -                    -
                                                                  ---------------    -----------------
   Net (loss) income                                                    ($27,870)             $16,962
                                                                  ===============    =================

(Loss) earnings per share, basic and diluted                              ($0.01)              $ 0.01
                                                                  ===============    =================

Shares outstanding, based and diluted                                  3,055,345            3,055,345


See accompanying notes to financial statements



                            Morgan Group Holding Co.
                            Statements of Cash Flows


                                                                       Year Ended December 31,
                                                                  -----------------------------------
                                                                       2008               2007
                                                                  ---------------    ----------------
Cash Flows from Operating Activities
  Interest received                                                       $8,877             $19,938
  Cash paid to suppliers and employees                                   (44,247)             (2,976)
                                                                  ---------------    ----------------
    Net Cash (Used In) Provided By Operating Activities                  (35,370)             16,962
                                                                  ---------------    ----------------

Cash Flows from Investing Activities                                           -                   -
                                                                  ---------------    ----------------

Cash Flows from Financing Activities                                           -                   -
                                                                  ---------------    ----------------
Net (Decrease) Increase in Cash                                          (35,370)             16,962
Cash, Beginning of the Year                                              440,246             423,284
                                                                  ---------------    ----------------
                                                                        $404,876            $440,246
                                                                  ===============    ================


Reconciliation of net (loss) income to net cash (used in)
provided by operating activities:
    Net (loss) income                                                   ($27,870)             $16,962
    Change in assets:
        Increase in prepaid expenses                                      (7,500)                  --
                                                                  ---------------    -----------------
Net cash (used in) provided by operating activities                     ($35,370)             $16,962
                                                                  ===============    =================


See accompanying notes to financial statements



                            Morgan Group Holding Co.
                       Statements of Shareholders' Equity


--------------------------------------------------------------------------------------------------------------------------
                            Preferred Stock                 Common Stock          Additional
                      ----------------------------  ----------------------------   Paid in     Accumulated
                          Shares       Par Value        Shares       Par Value     Capital       Deficit         Total
                      -------------- -------------  -------------- -------------------------------------------------------
Balance, December 31,
 2006                              -            $-       3,055,345       $30,553  $ 5,611,447   ($5,218,716)     $423,284

Net income for year
 ended December 31,
 2007                              -             -               -             -            -        16,962        16,962
                      -------------- -------------  -------------- ------------- ------------ --------------  ------------

Balance, December 31,
 2007                              -             -       3,055,345        30,553    5,611,447    (5,201,754)      440,246

Net loss for year
 ended December 31,
 2008                              -             -               -             -            -       (27,870)      (27,870)
                      -------------- -------------  -------------- ------------- ------------ --------------  ------------

Balance, December 31,
 2008                              -            $-       3,055,345       $30,553   $5,611,447   ($5,229,624)     $412,376
                      ============== =============  ============== ============= ============ ==============  ============

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

         Significant Accounting Principles
         ---------------------------------

         Cash and Cash Equivalents

                  All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of cash equivalents approximates its fair value based on its nature.
                  At December 31, 2008 and 2007 all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager.

         Earnings per Share

                  Net (loss) income per common share ("EPS") is computed using the number of common shares issued in connection with the Spin-Off.

         Use of Estimates

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Recently Issued Accounting Pronouncements

                    In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 157, "Fair Value Measurements." SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. It applies to other pronouncements that require or permit fair value but does not require any new fair value measurements. The statement defines fair value as "the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date." SFAS No. 157 establishes a fair value hierarchy to increase consistency and comparability in fair value measurements and disclosures. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. In February 2008, FASB issued FASB Staff Position 157-2, "Effective Date of FASB Statement No. 157" ("FSP SFAS 157-2"), which permits a one-year deferral of the application of SFAS No. 157, for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 and FSP SFAS 157-2 effective January 1, 2008 [for financial assets and liabilities]. The adoption of SFAS No. 157 did not have a material impact on our financial statements. The Company adopted SFAS No. 157 for non-financial assets and non-financial liabilities effective January 1, 2009 which did not have a material impact on the Company's financial statements. In October 2008, the FASB issued FASB Staff Position 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active" ("FSP SFAS 157-3"), which clarifies the application of SFAS No. 157 in a market that is not active. The adoption of this standard did not have a material impact on the Company's financial statements.

                  In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No. 115." SFAS No. 159 permits all entities to choose to measure and report many financial instruments and certain other items at fair value at specified election dates. If such an election is made, any unrealized gains and losses on items for which the fair value option has been elected are required to be reported in earnings at each subsequent reporting date. In addition, SFAS No. 159 establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. We were required to adopt the provisions of SFAS No. 159 for financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 159 did not have a material impact on our financial statements.

                  In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10, "Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements" ("EITF 06-10"). EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The adoption of EITF 06-10 did not have a material impact on our financial statements.

                  In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts." SFAS No. 163 clarifies how SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. SFAS No. 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities. Disclosures about the insurance enterprise's risk-management activities are effective the first period beginning after issuance of SFAS No. 163. The adoption of SFAS No. 163 is not expected to have a material impact on the Company's financial statements.

                  In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements. These Statements replace FASB Statement No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also makes significant amendments to other Statements and other authoritative guidance. The Statements are effective for years beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) and SFAS No. 160 are not expected to have a material impact on the Company's financial statements.

                  In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity's derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how to account for derivative instruments and related hedge items under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedge items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 is not expected to have a material impact on the Company's financial statements.


Note 2.  Investment in Morgan Group, Inc.

                  Upon Morgan Group, Inc.'s bankruptcy filing, the Company has deconsolidated its investment, as the Company believes it no longer has controlling or significant influence. At December 31, 2007, the estimated value of Morgan's assets in liquidation was insufficient to satisfy its estimated obligations. On March 31, 2008, the bankruptcy proceeding was concluded and the bankruptcy court dismissed the proceeding. The Company received no value for its equity ownership.


Note 3.  Income Taxes
         ------------

                  The Company is a "C" corporation for Federal tax purposes, and has provided for deferred income taxes for temporary differences between the financial statement and tax bases of its assets and liabilities. As of December 31, 2008 and 2007, the Company has an unused net operating loss carryforward of $29,886 and $31,402 available for use on its future corporate income tax returns which will expire during the years 2020 through 2028. The Company has recorded a full valuation allowance against its deferred tax asset of approximately $1.7 million arising from its temporary basis differences and tax loss carryforward, as its realization is dependent upon the generation of future taxable income during the period when such losses would be deductible.

                  Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operating loss carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

                  Cumulative temporary differences at December 31, 2008 and 2007 are as follows:

                                                                            December 31,
                                                                -------------------------------------
                                                                      2008                2007
                                                                -----------------    ----------------
          Deferred tax assets:
           Temporary basis difference                                 $1,673,987          $1,673,987
            Net operating losses                                          29,886              19,031
                                                                -----------------    ----------------
                                                                       1,703,873           1,693,018
          Valuation allowance                                         (1,703,873)         (1,693,018)
                                                                -----------------    ----------------
                                                                              $-                  $-
                                                                =================    ================

         Income tax provision for the years ended December 31, 2008 and 2007 is comprised of:

                                                                            December 31,
                                                                -------------------------------------
                                                                      2008                2007
                                                                -----------------    ----------------
          Current income tax (provision) benefit                              $-                  $-
          Deferred income tax (provision) benefit                        (10,855)              6,607
          Change in valuation allowance                                   10,855              (6,607)
                                                                -----------------    ----------------
            Income tax (provision) benefit                                    $-                  $-
                                                                =================    ================

         The reconciliation of the provision for income taxes for the years ended December 31, 2008 and 2007, and the amount computed by applying the statutory federal income tax rate to net loss is as follows:

                                                                            December 31,
                                                                -------------------------------------
                                                                      2008                2007
                                                                -----------------    ----------------
          Tax (provision) benefit at statutory rate                       $9,476            ($5,767)
          State taxes, net of federal expense                              1,379               (840)
          Change of valuation allowance                                  (10,855)             6,607
                                                                -----------------    ----------------
                                                                              $-                  $-
                                                                =================    ================

Note 4. Commitments and Contingencies
        -----------------------------

                  From time to time the Company may be subject to certain asserted and unasserted claims. It is the Company's belief that the resolution of these matters will not have a material adverse effect on its financial position.

                  The Company has not guaranteed any of the obligations of Morgan and believes it currently has no commitment or obligation to fund any creditors.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.

Item 9A. Controls and Procedures.

         (a) Evaluation of Disclosure Controls and Procedures.
             ------------------------------------------------

         As required by Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, Management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. This evaluation was carried out under the supervision and with the participation of our principal executive officer as well as our principal financial officer, who concluded that our disclosure controls and procedures are effective.

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

         (b) Management's Annual Report on Internal Control of Financial
             -----------------------------------------------------------
             Reporting.
             ---------

         The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Management conducted an assessment of the Company's internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2008, the Company's internal control over financial reporting is effective.

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

Item 9B. Other Information.

         None.

                                    PART III
                                    --------

Item 10.   Directors, Executive Officers and Corporate Governance.

         The following table sets forth the name, business address, present principal occupation, employment history, positions, offices or employments for the past five years and ages as of February 27, 2009 for our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify.



Name                              Age                 Position
----                              ---                 --------
Mario J. Gabelli                  66      Chief Executive Officer and Director
Robert E. Dolan                   57      Chief Financial Officer and Director

----------------------

         Mario J. Gabelli has served as Chairman and Chief Executive Officer of the Company since November 2001. Mr. Gabelli has also served as the Chairman, Chief Executive Officer and Chief Investment Officer -Value Portfolios of GAMCO Investors Inc. ("GAMCO") since November 1976. In connection with those responsibilities, he serves as director or trustee of registered investment companies managed by GAMCO and its affiliates ("Gabelli Funds"). Mr. Gabelli has also served as Chairman of LICT Corporation (formerly known as Lynch Interactive Corporation), a public company engaged in multimedia and other services since December 2004 (and also from September 1999 to December 2002), as Vice Chairman from December 2002 to December 2004 and as Chief Executive Officer from September 1999 to November 2005. Mr. Gabelli has served as Chairman of CIBL, Inc. from November 2007, a private company with operations in cable television, broadcasting, and wireless communications. Mr. Gabelli serves on the advisory boards of Caymus Partners LLC, Healthpoint Capital, LLC and van Biema Value Fund, LP. He also serves as an Overseer of the Columbia University Graduate School of Business; Trustee of Boston College, Roger Williams University and Winston Churchill Foundation; Director of the National Italian American Foundation, The American-Italian Cancer Foundation, The Foundation for Italian Art & Culture and the Mentor/National Mentoring Partnership; and Chairman, Patron's Committee for the Immaculate Conception School.

         Robert E. Dolan has served as our Chief Financial Officer since November 2001. Mr. Dolan is also the Interim Chief Executive Officer and Chief Financial Officer of LICT Corporation, and has served as its Interim Chief Executive Officer from May 1, 2006, Chief Financial Officer from September 1999 and Controller from September 1999 to January 2004. In addition, Mr. Dolan is the Assistant Secretary and director of Sunshine PCS Corporation, a public holding company, and has served in these capacities since November 2000.

Committees of the Board of Directors
------------------------------------

         We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. Currently, our full board of serves as the audit committee and approves, when applicable, the appointment of auditors and the inclusion of financial statements in our periodic reports. Mr. Dolan is deemed to be an "audit committee financial expert."


         We have not made any changes to the process by which shareholders may recommend nominees to the board of directors since our last annual report.


Code of Ethics
--------------


         We have not yet adopted a corporate code of ethics. Our board of directors is considering whether in light of the nature of our company and its lack on any operations, it is necessary or appropriate to adopt a formal corporate code of ethics. If it determined that such a code would be necessary or appropriate, it will then consider establishing, over the next year, a code of ethics to deter wrongdoing and promote honest and ethical conduct; provide full, fair, accurate, timely and understandable disclosure in public reports; comply with applicable laws; ensure prompt internal reporting of code violations; and provide accountability for adherence to the code.

Legal Proceedings
-----------------

         Neither of our directors and executive officers has been involved in legal proceedings that would be material to an evaluation of our management.

Indemnification of Directors and Officers
-----------------------------------------

         Under Section 145 of the Delaware General Corporation Law, the Company has broad powers to indemnify its directors and officers against liabilities they may incur in such capacities. The Company's certificate of incorporation provides that its directors and officers shall be indemnified to the fullest extent permitted by Delaware law. The certificate of incorporation also provides that the Company shall, to the fullest extent permitted by Delaware law, as amended from time to time, indemnify and advance expenses to each of its currently acting and former directors, officers, employees and agents.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         To our knowledge, based solely upon our review of copies of reports received by us pursuant to Section 16(a) of the Securities Exchange Act of 1934, we believe that all of our directors, officers and beneficial owners of more than 10 percent of our common stock filed all such reports on a timely basis during 2008.

Item 11.   Executive Compensation.

         The Company has not paid any compensation to any person, including its directors and executive officers, since inception. The Company does not have any employment contracts with either of its executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth information concerning ownership of our common stock as of February 29, 2009 by each person known by us to be the beneficial owner of more than five percent of the common stock, each director, each executive officer, and by all directors and executive officers as a group. We believe that each stockholder has sole voting power and sole dispositive power with respect to the shares beneficially owned by him. Unless otherwise indicated, the address of each person listed below is 401 Theodore Fremd Avenue, Rye, New York 10580.

Beneficial Owner                                 Number of Shares of                  Percent of Ownership
----------------                                 Common Stock Beneficially            --------------------
                                                 Owned
                                                 -----
Mario J. Gabelli                                                 858,384(1)                         28.1%

LICT Corporation                                                    235,294                          7.7%

Walter P.  Carucci,  Uncle  Mills  Partners                      204,213(2)                          6.7%
and Bernard Zimmerman & Company, Inc.

Robert E. Dolan                                                      579(3)                            **

All directors  and executive  officers as a                         858,963                         28.1%
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

Item 13.   Certain Relationships and Related Transactions.

         None.

Item 14.   Principal Accountant Fees and Services.


Audit Fees

         The aggregate fees billed by Daszkal Bolton LLP for professional services rendered for the audit of the Company's financial statements for both 2008 and 2007 is $15,000 each. For 2008, Daszkal Bolton LLP billed the Company an aggregate of $12,000 for reviews of the financial statements included in its quarterly Form 10-Q.

Audit-Related Fees

         No audit-related fees were billed by Daszkal Bolton LLP for 2008 or 2007.

Tax Fees

         No tax fees were billed by Daszkal Bolton LLP for 2008 or 2007.

All Other Fees

         No other fees were billed by Daszkal Bolton LLP for 2008 or 2007 for services other than as set forth above.


                                     PART IV
Item 15.   Exhibits, Financial Statement Schedules.

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


                                       MORGAN GROUP HOLDING CO.


Dated: March 23, 2009                  By: /s/ Robert E. Dolan
                                           -------------------
                                           ROBERT E. DOLAN
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         Signature                        Capacity                                       Date

  /s/ Mario J. Gabelli              Chief Executive Officer                             March 23, 2009
-------------------------           (Principal Executive Officer)
MARIO J. GABELLI                    and Director


  /s/ Robert E. Dolan               Chief Financial Officer (Principal                  March 23, 2009
------------------------            Financial and Accounting Officer)
ROBERT E. DOLAN                     and Director