Form 10-Q
period 2009-03-31
MORGAN GROUP HOLDING CO
filed 2009-05-14
CIK 1162283

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q
                                    ---------

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009
                               --------------

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

Large accelerated filer [ ]                       Accelerated filer          [ ]
Non-accelerated filer   [ ]  (Do not check if     Smaller reporting company  [X]
                             a smaller reporting
                             company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                                                  [X] Yes [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

            Class                               Outstanding at April 30, 2009
            -----                               -----------------------------
Common Stock, $.01 par value                             3,055,345
================================================================================

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

Unaudited Financial Statements

           Condensed Balance Sheets as of
           March 31, 2009, December 31, 2008 and March 31, 2008

           Condensed Statements of Operations for the Three Months Ended March 31, 2009 and 2008

           Condensed Statements of Cash Flows for the
           Three Months Ended March 31, 2009 and 2008

           Notes to Condensed Financial
           Statements as of March 31, 2009

                            Morgan Group Holding Co.
                            Condensed Balance Sheets
                                   (Unaudited)

                                                   March 31,          December 31,         March 31,
                                               ----------------------------------------------------------
                                                      2009                2008               2008
                                               ----------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                              $404,753            $404,876           $443,644
  Prepaid expenses                                             --               7,500                 --
                                               ----------------------------------------------------------
   Total curent assets                                    404,753             412,376            443,644
Net assets of The Morgan Group, Inc.                           --                 - -                 --
                                               ----------------------------------------------------------
   Total assets                                          $404,753            $412,376           $443,644
                                               ==========================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued Liabilities                                        $8,261                 $--            $21,983
                                               ----------------------------------------------------------
    Total current liabilities                               8,261                  --             21,983
                                               ----------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
  1,000,000 shares authorized,
  none outstanding                                             --                  --                 --
Common stock, $0.01 par value,
  10,000,000 shares authorized,
  3,055,345 outstanding                                    30,553              30,553             30,553
Additional paid-in-capital                              5,611,447           5,611,447          5,611,447
Accumulated deficit                                   (5,245,508)         (5,229,624)        (5,220,339)
                                               ----------------------------------------------------------
    Shareholders' equity                                  396,492             412,376            421,661
                                               ----------------------------------------------------------
   Total liabilities and shareholders' equity            $404,753            $412,376           $443,644
                                               ==========================================================

See accompanying notes to condensed financial statements

                            Morgan Group Holding Co.
                       Condensed Statements of Operations
                                   (Unaudited)


                                                     Three Months Ended
                                                         March 31,
                                                  -------------------------
                                                       2009       2008
                                                  ------------ ------------

Revenues                                                  $--          $--

Administrative expenses                            $ (16,286)    $(22,038)
Other income - interest                                   402        3,453
                                                  -------------------------
  Net loss                                          $(15,884)    $(18,585)
                                                  =========================


Basic and diluted net loss per share                  $(0.01)      $(0.01)
                                                  =========================

Weighted average shares outstanding                 3,055,345    3,055,345

See accompanying notes to condensed financial statements

                            Morgan Group Holding Co.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                   Three Months Ended
                                              -----------------------------
                                                       March 31,
                                              -----------------------------
                                                  2009           2008
                                              -----------------------------
Cash Flows from Operating activities:
   Interest received                                  $402          $3,453
   Cash paid to suppliers                            (525)            (55)
                                              -----------------------------
        Net cash (used in) provided by
          operating activities                       (123)           3,398
                                              -----------------------------
Cash Flow from Investing Activities                     --              --
                                              -----------------------------
Cash Flow from Financing Activities                     --              --
                                              -----------------------------
     Net (decrease) increase  in cash                (123)           3,398
Cash, Beginning of  Period                         404,876         440,246
                                              -----------------------------
    Cash,  End of Period                         $ 404,753        $443,644
                                              =============================



Reconciliation of net (loss) to net cash
(used in) provided by operating activities:
   Net loss                                      $(15,884)       $(18,585)
   Decrease in prepaid expenses                      7,500              --
   Increase in accrued liabilities                   8,261          21,983
                                              -----------------------------
        Net cash provided by operating
          activities                                $(123)          $3,398
                                              =============================

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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

         Recently Issued Accounting Pronouncements

         In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts." SFAS No. 163 clarifies how SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. SFAS No. 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities. Disclosures about the insurance enterprise's risk-management activities are effective the first period beginning after issuance of SFAS No. 163. The adoption of SFAS No. 163 had no impact on the Company's financial statements.

         In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements. These Statements replace FASB Statement No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also makes significant amendments to other Statements and other authoritative guidance. The Statements are effective for years beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) and SFAS No. 160 had no impact on the Company's financial statements.


         In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity's derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how to account for derivative instruments and related hedge items under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedge items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 had no impact on the Company's financial statements.


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


Note 4.  Commitments and Contingencies
         -----------------------------

         Holding had not guaranteed any of the obligations of Morgan and it has no further commitment or obligation to fund any creditors.

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

Results of Operations

For the three months ended March 31, 2009, the Company incurred about $16,286 (including $15,000 of 2008 audit fees) of expenses as compared to $22,038 of expenses in the three months ended March 31, 2008. During the three months ended March 31, 2008, the Company incurred an additional audit fee of $18,000 for the audit of its 2007 and 2006 financial statements. Also, during 2008 approximately $3,000 of legal expenses were incurred.

Investment income was $402 in the three months ended March 31, 2009 as compared to $3,453 in the three months ended March 31, 2008, as a result of the Company's investment in a United States Treasury money market fund. Lower interest rates were the primary cause of the decrease in 2009.


Liquidity and Capital Resources

As of March 31, 2009, the Company's only assets consisted of approximately $404,753 in cash and a capital loss carry forward of about $4.5 million which it expects will substantially expire in 2013. The ability to utilize this carry forward is dependent on the Company's ability to generate a capital gain prior to its expiration.


Off Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Analysis of Market Risk

As of March 31, 2009, the Company had no market sensitive assets or liabilities, and, as a result, management believes that the Company is minimally exposed to changes in market risk.

Recently Issued Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 163, "Accounting for Financial Guarantee Insurance Contracts." SFAS No. 163 clarifies how SFAS No. 60, "Accounting and Reporting by Insurance Enterprises," applies to financial guarantee insurance contracts issued by insurance enterprises, including the recognition and measurement of premium revenue and claim liabilities. SFAS No. 163 also requires expanded disclosures about financial guarantee insurance contracts. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for disclosures about the insurance enterprise's risk-management activities. Disclosures about the insurance enterprise's risk-management activities are effective the first period beginning after issuance of SFAS No. 163. The adoption of SFAS No. 163 had no impact on the Company's financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations and SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements. These Statements replace FASB Statement No. 141, Business Combinations, and requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. SFAS No. 141(R) also makes significant amendments to other Statements and other authoritative guidance. The Statements are effective for years beginning on or after December 15, 2008. The adoption of SFAS No. 141(R) and SFAS No. 160 had no impact on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161). SFAS No. 161 requires enhanced disclosures regarding an entity's derivative and hedging activities. These enhanced disclosures include information regarding how and why an entity uses derivative instruments; how to account for derivative instruments and related hedge items under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations; and how derivative instruments and related hedge items affect an entity's financial position, financial performance and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The adoption of SFAS No. 161 had no impact on the Company's financial statements.


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

May 14, 2009