Form 10-Q
period 2009-06-30
MORGAN GROUP HOLDING CO
filed 2009-07-30
CIK 1162283

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009
                               -------------

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

            Class                                Outstanding at July 30, 2009
            -----                                ----------------------------
Common Stock, $.01 par value                                3,055,345

================================================================================

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

Unaudited Financial Statements

           Condensed Balance Sheets as of
           June 30, 2009, December 31, 2008 and June 30, 2008

           Condensed Statements of Operations for the Three and Six Months Ended June 30, 2009 and 2008

           Condensed Statements of Cash Flows for the
           Six Months Ended June 30, 2009 and 2008

           Notes to Condensed Financial
           Statements as of June 30, 2009

                            Morgan Group Holding Co.
                            Condensed Balance Sheets
                                   (Unaudited)

                                                            June 30,          December 31,         June 30,
                                                       ----------------------------------------------------------
                                                              2009                2008               2008
                                                       ----------------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                                      $392,652            $404,876           $418,526
  Prepaid expenses                                                     --               7,500                 --
                                                       ----------------------------------------------------------
   Total curent assets                                            392,652             412,376            418,526
                                                       ----------------------------------------------------------
   Total assets                                                  $392,652            $412,376           $418,526
                                                       ==========================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued Liabilities                                                   $--                 $--               $534
                                                       ----------------------------------------------------------
    Total current liabilities                                          --                  --                534
                                                       ----------------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
  1,000,000 shares authorized,
  none outstanding                                                     --                  --                 --
Common stock, $0.01 par value,
  10,000,000 shares authorized,
  3,055,345 outstanding                                            30,553              30,553             30,553
Additional paid-in-capital                                      5,611,447           5,611,447          5,611,447
Accumulated deficit                                            (5,249,348)         (5,229,624)        (5,224,008)
                                                       ----------------------------------------------------------
   Shareholders' equity                                           392,652             412,376            417,992
                                                       ----------------------------------------------------------
   Total liabilities and shareholders' equity                    $392,652            $412,376           $418,526
                                                       ==========================================================

See accompanying notes to condensed financial statements

                            Morgan Group Holding Co.
                       Condensed Statements of Operations
                                   (Unaudited)


                                                  Three Months Ended              Six Months Ended
                                                       June 30,                       June 30
                                              ---------------------------    ---------------------------
                                                    2009        2008             2009          2008
                                              ---------------------------    ---------------------------

Revenues                                               $--           $--              $--           $--

Administrative expenses                             (4,056)       (5,751)         (20,342)      (27,789)
Other income - interest                                216         2,082              618         5,535
                                              ---------------------------    ---------------------------
  Net loss                                         $(3,840)      $(3,669)        $(19,724)     $(22,254)
                                              ===========================    ===========================


Basic and diluted net loss per share                $(0.00)       $(0.00)          $(0.01)       $(0.01)

Weighted average shares outstanding              3,055,345     3,055,345        3,055,345     3,055,345

See accompanying notes to condensed financial statements

                            Morgan Group Holding Co.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                                      Six Months Ended
                                                                -----------------------------
                                                                          June 30,
                                                                -----------------------------
                                                                    2009           2008
                                                                -----------------------------
Cash Flows from Operating activities:
   Interest received                                                    $618          $5,535
   Cash paid to suppliers                                            (12,842)        (27,255)
                                                                -----------------------------
        Net cash used in operating activities                        (12,224)        (21,720)
                                                                -----------------------------
Cash Flow from Investing Activities                                       --              --
                                                                -----------------------------
Cash Flow from Financing Activities                                       --              --
                                                                -----------------------------
     Net decrease in cash                                            (12,224)        (21,720)
Cash, Beginning of  Period                                           404,876         440,246
                                                                -----------------------------
    Cash,  End of Period                                            $392,652        $418,526
                                                                =============================



Reconciliation of net loss to net cash used in operating activities:
   Net loss                                                         $(19,724)       $(22,254)
   Decrease in prepaid expenses                                        7,500              --
   Increase in accrued liabilities                                        --             534
                                                                -----------------------------
        Net cash used in operating activities                       $(12,224)       $(21,720)
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

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

         Recently Issued Accounting Pronouncements

         In May, 2008, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles." FASB Statement No. 162 identifies the sources for accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement is not expected to affect the Company's financial statements.

Note 2.  Income Taxes
         ------------

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


Note 3.  Commitments and Contingencies
         -----------------------------

         On March 31, 2008, the bankruptcy court dismissed Morgan's bankruptcy proceeding. Holding had not guaranteed any of the obligations of Morgan. Management believes that the Company has no commitment or obligation to fund any creditors of Morgan.

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

Results of Operations

For the three months ended June 30, 2009, the Company incurred $4,056 of expenses as compared to $5,751 of expenses in the three months ended June 30, 2008. Lower professional fees caused the reduction. For the six months ended June 30, 2009, the Company incurred $20,342 of expenses as compared to $27,789 of expenses in the six months ended June 30, 2008. Lower professional fees caused the reduction. During the six months ended June 30, 2008, the Company incurred an additional audit fee of $18,000 for the audit of its 2007 and 2006 financial statements. Also, during 2008 approximately $3,000 of legal expenses were incurred.

Investment income was $216 in the three months ended June 30, 2009 as compared to $2,082 in the three months ended June 30, 2008, and $618 in the six months ended June 30, 2009 as compared to $5,535 in the six months ended June 30, 2008, as a result of the Company's investment in a United States Treasury money market fund. Lower interest rates were the primary cause of the decreases in 2009.


Liquidity and Capital Resources

As of June 30, 2009, the Company's only assets consisted of approximately $392,652 in cash and a capital loss carry forward of about $4.5 million which it expects will substantially expire in 2013. The ability to utilize this carry forward is dependent on the Company's ability to generate a capital gain prior to its expiration.


Off Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Analysis of Market Risk

As of June 30, 2009, the Company had no market sensitive assets or liabilities, and, as a result, management believes that the Company is minimally exposed to changes in market risk.

Recently Issued Accounting Pronouncements

In May, 2008, the Financial Accounting Standards Board ("FASB") issued FASB Statement No. 162, "The Hierarchy of Generally Accepted Accounting Principles." FASB Statement No. 162 identifies the sources for accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles ("GAAP") in the United States. The statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. This statement is not expected to affect the Company's financial statements.

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

July 30, 2009