Form 10-Q
period 2009-09-30
MORGAN GROUP HOLDING CO
filed 2009-11-10
CIK 1162283

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

For the quarterly period ended September 30, 2009
                               ------------------

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

            Class                                Outstanding at October 30, 2009
            -----                                -------------------------------
Common Stock, $.01 par value                                 3,055,345

================================================================================

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements.

Unaudited Financial Statements

     Condensed Balance Sheets as of
     September 30, 2009, December 31, 2008 and September 30, 2008

     Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

     Condensed Statements of Cash Flows for the
     Nine Months Ended September 30, 2009 and 2008

     Notes to Condensed Financial
     Statements as of September 30, 2009

                            Morgan Group Holding Co.
                            Condensed Balance Sheets
                                   (Unaudited)

                                            September 30,      December 31,    September 30,
                                          ---------------------------------------------------
                                                 2009              2008             2008
                                          ---------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                 $     387,572    $      404,876    $     415,360
  Prepaid expenses                                     --             7,500               --
                                          ---------------------------------------------------
   Total curent assets                            387,572           412,376          415,360
                                          ---------------------------------------------------
   Total assets                             $     387,572    $      412,376    $     415,360
                                          ===================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued Liabilities                         $          --    $           --    $          --
                                          ---------------------------------------------------
    Total current liabilities                          --                --               --
                                          ---------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
 1,000,000 shares authorized,
 none outstanding                                      --                --               --
Common stock, $0.01 par value,
 10,000,000 shares authorized,
 3,055,345 outstanding                             30,553            30,553           30,553
Additional paid-in-capital                      5,611,447         5,611,447        5,611,447
Accumulated deficit                            (5,254,428)       (5,229,624)      (5,226,640)
                                          ---------------------------------------------------
   Shareholders' equity                           387,572           412,376          415,360
                                          ---------------------------------------------------
   Total liabilities and shareholders'
    equity                                 $      387,572    $      412,376    $     415,360
                                          ===================================================

See accompanying notes to condensed financial statements

                            Morgan Group Holding Co.
                       Condensed Statements of Operations
                                   (Unaudited)

                                        Three Months Ended          Nine Months Ended
                                          September 30,                September 30
                                     ------------------------    ------------------------
                                        2009         2008           2009         2008
                                     ------------------------    ------------------------

Revenues                             $       --   $       --     $       --   $       --

Administrative expenses                  (5,228)      (4,578)       (25,570)     (32,367)
Other income - interest                     148        1,946            766        7,481
                                     ------------------------    ------------------------
  Net loss                           $   (5,080)  $   (2,632)    $  (24,804)  $  (24,886)
                                     ========================    ========================


Basic and diluted net loss per share $    (0.00)  $    (0.00)    $    (0.01)  $    (0.01)

Weighted average shares outstanding   3,055,345    3,055,345      3,055,345    3,055,345

See accompanying notes to condensed financial statements

                            Morgan Group Holding Co.
                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                        Nine Months Ended
                                                    -------------------------
                                                          September 30,
                                                    -------------------------
                                                      2009            2008
                                                    -------------------------
Cash Flows from Operating activities:
   Interest received                                $     766      $   7,481
   Cash paid to suppliers                             (18,070)       (32,367)
                                                    -------------------------
        Net cash used in operating activities         (17,304)       (24,886)
                                                    -------------------------
Cash Flow from Investing Activities                        --             --
                                                    -------------------------
Cash Flow from Financing Activities                        --             --
                                                    -------------------------
     Net decrease in cash                             (17,304)       (24,886)
Cash, Beginning of Period                             404,876        440,246
                                                    -------------------------
    Cash, End of Period                             $ 387,572      $ 415,360
                                                    =========================


Reconciliation of net loss to net cash used in
 operating activities:
   Net loss                                         $ (24,804)     $ (24,886)
   Decrease in prepaid expenses                         7,500             --
                                                    -------------------------
        Net cash used in operating activities       $ (17,304)     $ (24,886)
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

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

          Recently Issued Accounting Pronouncements

          In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB
          Statement No. 162. This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification, or ASC, also known collectively as the "Codification," is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation, so that users can more easily access authoritative accounting guidance. The Codification is effective for financial statements issued for reporting periods that end after September 15, 2009. Updates to the ASC are issued as Accounting Standards Updates, or ASU. Because the Codification did not change GAAP, the Codification had no impact on our financial statements and footnotes, other than the replacement of pre-codification references with ASC or ASU references herein."

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

Results of Operations

For the three months ended September 30, 2009, the Company incurred $5,228 of expenses as compared to $4,578 of expenses in the three months ended September 30, 2008. Higher professional fees in 2009 caused the increase in this quarter. For the nine months ended September 30, 2009, the Company incurred $25,570 of expenses as compared to $32,367 of expenses in the nine months ended September 30, 2008. Lower professional fees caused the reduction. During the nine months ended September 30, 2008, the Company incurred an additional audit fee of $3,000 for the audit of its 2006 financial statements. Also, during 2008 approximately $3,000 of legal expenses were incurred.

Investment income was $148 in the three months ended September 30, 2009 as compared to $1,946 in the three months ended September 30, 2008, and $766 in the nine months ended September 30, 2009 as compared to $7,481 in the nine months ended September 30, 2008, as a result of the Company's investment in a United States Treasury money market fund. Lower interest rates were the primary cause of the decreases in 2009.

Liquidity and Capital Resources

As of September 30, 2009, the Company's only assets consisted of approximately $387,572 in cash and a capital loss carry forward of about $4.5 million which it expects will substantially expire in 2013. The ability to utilize this carry forward is dependent on the Company's ability to generate a capital gain prior to its expiration.

Off Balance Sheet Arrangements

None.

Item 3.  Quantitative and Qualitative Analysis of Market Risk

As of September 30, 2009, the Company had no market sensitive assets or liabilities, and, as a result, management believes that the Company is minimally exposed to changes in market risk.

Recently Issued Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification, or ASC, also known collectively as the "Codification," is considered the single source of authoritative U.S.
accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation, so that users can more easily access authoritative accounting guidance. The Codification is effective for financial statements issued for reporting periods that end after September 15, 2009. Updates to the ASC are issued as Accounting Standards Updates, or ASU. Because the Codification did not change GAAP, the Codification had no impact on our financial statements and footnotes, other than the replacement of pre-codification references with ASC or ASU references herein."

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

November 9, 2009