Form 10-K
period 2009-12-31
MORGAN GROUP HOLDING CO
filed 2010-03-22
CIK 1162283

================================================================================
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2009
                           -----------------
                                       or
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                  Accelerated filer [ ]
Non-accelerated filer [ ]                    Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [ ]

As of February 26, 2010, the aggregate market value of the Registrant's voting and nonvoting common equity held by non-affiliates of the Registrant was approximately $176,000, which value, solely for the purposes of this calculation, excludes shares held by the Registrant's officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

The number of outstanding shares of the Registrant's Common Stock was 3,055,345 as of February 26, 2010.

--------------------------------------------------------------------------------
================================================================================

                            MORGAN GROUP HOLDING CO.
                               TABLE OF CONTENTS
                                                                        Page No.

Item 1.    Business.                                                       4

Item 1A.   Risk Factors.                                                   4

Item 1B.   Unresolved Staff Comments.                                      4

Item 2.    Properties.                                                     4

Item 3.    Legal Proceedings.                                              4

Item 4.    Submission of Matters to a Vote of Security Holders.            4

Item 5.    Market For Registrant's Common Equity, Related Stockholder
            Matters and Issuer Purchases of Equity Securities              4-5

Item 6.    Selected Financial Data.                                        5

Item 7.    Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                     5-6

Item 7A.   Quantitative and Qualitative Disclosure About Market Risk.      6

Item 8.    Financial Statements and Supplementary Data.                    6-14

Item 9.    Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure.                                      14

Item 9A.   Controls and Procedures.                                        14-15

Item 9B.   Other Information.                                              15

Item 10.   Directors, Executive Officers and Corporate Governance.         15-17

Item 11.   Executive Compensation.                                         17

Item 12.   Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters.                               17-18

Item 13.   Certain Relationships and Related Transactions and Director
            Independence.                                                  18

Item 14.   Principal Accounting Fees and Services.                         18-19

Item 15.   Exhibits, Financial Statement Schedules.                        19

           Signatures                                                      20

                                     PART I
                                     ------

Item 1.  Business.

         Morgan Group Holding Co. (the "Company" or "Holding") was incorporated in November 2001 to serve, among other business purposes, as a holding company for LICT Corporation's ("LICT") controlling interest in The Morgan Group, Inc. ("Morgan"). On January 24, 2002, LICT spun off all but 235,294 of its shares in the Company to its stockholders.

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


Item 1A. Risk Factors

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

                                                     High          Low
                                                     ----          ---

2009 Fiscal Year
----------------
First Quarter                                        $0.13         $0.085
Second Quarter                                       $0.14         $0.075
Third Quarter                                        $0.14         $0.131
Fourth Quarter                                       $0.131        $0.131

2008 Fiscal Year
----------------
First Quarter                                        $0.17         $0.125
Second Quarter                                       $0.165        $0.14
Third Quarter                                        $0.151        $0.145
Fourth Quarter                                       $0.151        $0.09


         As of February 26, 2010, there were approximately 800 holders of record of the Company's common stock.

         The Company has never declared a cash dividend on its common stock and its Board of Directors does not anticipate that it will pay cash dividends in the foreseeable future.

         During the fiscal year ended December 31, 2009, the Company did not sell any unregistered securities, and did not repurchase any of its shares from its shareholders.


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

         Overview

         As of December 31, 2009, the Company's only assets consisted of approximately $377,000 in cash and a capital loss carry forward of about $4 million which it expects will expire in 2013. The ability to utilize this loss carry-forward is dependent on the Company's ability to generate a capital gain prior to its expiration.

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

         Results of Operations

         For the year ended December 31, 2009, the Company incurred administrative expenses of $30,000 as compared to $37,000 in 2008, lower audit fees was the primary cause of the variance.

         Investment income was $900 during the year ended December 31, 2009 as compared to $9,000 during 2008 respectively as a result of the Company's investment in a United States Treasury money market fund. Lower interest rates were the primary cause of the decrease in 2009.

         Liquidity and Capital Resources

         At December 31, 2009, we had approximately $377,000 in cash as compared to approximately $405,000 at December 31, 2008.

Recently Issued Accounting Pronouncements

         In June 2009, the Financial Accounting Standards Board ("FASB") designated the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Concurrent with this designation, the FASB also issued guidance on the framework for selecting the accounting principles used in the preparation of financial statements. The Codification is a structure which takes accounting pronouncements and organizes them into approximately 90 accounting topics. In addition to the Codification, the rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws are considered sources of authoritative GAAP for SEC registrants, as the Codification does not replace or affect guidance issued by the SEC or its staff for public entities in their filings with the SEC. Upon the adoption of the Codification, all previously existing non-SEC accounting and reporting standards are superseded, with the exception of certain pronouncements grandfathered by the FASB. Going forward, the FASB will issue Accounting Standards Updates ("ASUs") in order to update the Codification, provide background information about new guidance and describe the bases for conclusions on changes to the Codification. The Codification and the guidance surrounding the framework for selecting accounting principles is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification and associated guidance for the interim period ended September 30, 2009. As a result, previous references to former GAAP in the financial statements have been eliminated (with the exception of certain grandfathered pronouncements), and the financial statement disclosures starting with the interim period ended September 30, 2009 explain the accounting concepts utilized rather than specific GAAP references from the Codification. The adoption of the Codification and associated guidance did not change the application of GAAP to the Company's financial statements.


Item 7A. Quantitive and Qualitative Analysis of Market Risk

         We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to report the Quantitative and Qualitative Analysis of Market Risk specified in Item 305 of Regulation S-K.


Item 8.  Financial Statements and Supplementary Data.

         Report of Independent Registered Public Accounting Firm

         Balance Sheets as of
         December 31, 2009 and 2008

         Statements of Operations for the Years Ended
         December 31, 2009 and 2008

         Statements of Cash Flows for the Years Ended
         December 31, 2009 and 2008

         Statements of Shareholders' Equity for the Years Ended
         December 31, 2009 and 2008

         Notes to Financial Statements

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
             -------------------------------------------------------


To the Board of Directors and Stockholders of Morgan Group Holding Company
Rye, New York


We have audited the accompanying balance sheets of Morgan Group Holding Company (the "Company") as of December 31, 2009 and 2008 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Morgan Group Holding Company as of December 31, 2009 and 2008 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Daszkal Bolton LLP

Boca Raton, Florida
March 16, 2010

                                   Morgan Group Holding Co.
                                       Balance Sheets



                                                                    December 31,
                                                          --------------------------------
                                                               2009              2008
                                                          --------------    --------------
ASSETS
Current assets:
  Cash                                                    $      376,684    $      404,876
  Prepaid expenses                                                 7,000             7,500
                                                          --------------    --------------
    Total current assets                                         383,684           412,376
  Investment in Morgan Group, Inc.                                     -                 -
                                                          --------------    --------------
    Total assets                                          $      383,684    $      412,376
                                                          ==============    ==============

LIABILITIES                                               $            -    $            -

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock, $0.01 par value, 1,000,000 shares
 authorized, none outstanding                                          -                 -
Common Stock, $0.01 par value, 10,000,000 shares                  30,553            30,553
 authorized, 3,055,345 outstanding
Additional paid-in-capital                                     5,611,447         5,611,447
 Accumulated deficit                                          (5,258,316)       (5,229,624)
                                                          --------------    --------------
    Total shareholders' equity                                   383,684           412,376
                                                          --------------    --------------
    Total liabilities and shareholders' equity            $      383,684    $      412,376
                                                          ==============    ==============


See accompanying notes to financial statements


                                   Morgan Group Holding Co.
                                   Statements of Operations




                                                               Year Ended December 31,
                                                          --------------------------------
                                                               2009              2008
                                                          --------------    --------------
Revenues                                                  $            -    $            -

Administrative expenses                                          (29,556)          (36,747)
Other income - interest                                              864             8,877
                                                          --------------    --------------
  Net loss before income taxes                                   (28,692)          (27,870)
Income taxes                                                           -                 -
                                                          --------------    --------------
  Net loss                                               ($       28,692)  ($       27,870)
                                                          ==============    ==============

Loss per share, basic and diluted                        ($         0.01)  ($         0.01)
                                                          ==============    ==============

Shares outstanding, based and diluted                          3,055,345         3,055,345



See accompanying notes to financial statements



                                    Morgan Group Holding Co.
                                    Statements of Cash Flows




                                                               Year Ended December 31,
                                                          --------------------------------
                                                               2009              2008
                                                          --------------    --------------
Cash Flows from Operating Activities
  Interest received                                       $          864    $        8,877
Cash paid to suppliers and employees                             (29,056)          (44,247)
                                                          --------------    --------------
  Net Cash Used In Operating Activities                          (28,192)          (35,370)
                                                          --------------    --------------

Cash Flows from Investing Activities                                   -                 -
                                                          --------------    --------------

Cash Flows from Financing Activities                                   -                 -
                                                          --------------    --------------
Net Decrease in Cash                                             (28,192)          (35,370)
Cash, Beginning of the Year                                      404,876           440,246
                                                          --------------    --------------
  Cash, End of the Year                                   $      376,684    $      404,876
                                                          ==============    ==============


Reconciliation of net loss to net cash used in
 operating activities:
    Net loss                                             ($       28,692)  ($       27,870)
    Change in assets:
      Decrease (increase) in prepaid expenses                        500            (7,500)
                                                          --------------    --------------
Net cash used in operating activities                    ($       28,192)  ($       35,370)
                                                          ==============    ==============


See accompanying notes to financial statements


                                                          Morgan Group Holding Co.
                                                     Statements of Shareholders' Equity

---------------------------------------------------------------------------------------------------------------------------
                                 Preferred Stock             Common Stock
                           -------------------------   -------------------------    Additional
                                                                                     Paid in      Accumulated
                             Shares       Par Value      Shares       Par Value      Capital        Deficit        Total
                           -----------   -----------   -----------   -----------   ------------   ------------   -----------
Balance, December 31,
 2007                               -    $        -      3,055,345   $    30,553   $  5,611,447   ($ 5,201,754)  $   440,246

Net loss for year ended
 December 31, 2008                  -             -              -             -              -        (27,870)      (27,870)
                           -----------   -----------   -----------   -----------   ------------   ------------   -----------
Balance, December 31,
 2008                               -             -      3,055,345        30,553      5,611,447     (5,229,624)      412,376

Net loss for year ended
 December 31, 2009                  -             -              -             -              -        (28,692)      (28,692)
                           -----------   -----------   -----------   -----------   ------------   ------------   -----------
Balance, December 31,
 2009                               -    $        -      3,055,345   $    30,553   $  5,611,447   ($ 5,258,316)  $   383,684
                           ===========   ===========   ===========   ===========   ============   ============   ===========


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

         At December 31, 2009 and 2008 all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager.

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

Subsequent Events

         The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements. The accompanying financial statements consider events through March 16, 2010.

Recently Issued Accounting Pronouncements

         In June 2009, the Financial Accounting Standards Board ("FASB") designated the FASB Accounting Standards Codification (the "Codification") as the source of authoritative accounting principles to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Concurrent with this designation, the FASB also issued guidance on the framework for selecting the accounting principles used in the preparation of financial statements. The Codification is a structure which takes accounting pronouncements and organizes them into approximately 90 accounting topics. In addition to the Codification, the rules and interpretive releases of the Securities and Exchange Commission ("SEC") under federal securities laws are considered sources of authoritative GAAP for SEC registrants, as the Codification does not replace or affect guidance issued by the SEC or its staff for public entities in their filings with the SEC. Upon the adoption of the Codification, all previously existing non-SEC accounting and reporting standards are superseded, with the exception of certain pronouncements grandfathered by the FASB. Going forward, the FASB will issue Accounting Standards Updates ("ASUs") in order to update the Codification, provide background information about new guidance and describe the bases for conclusions on changes to the Codification. The Codification and the guidance surrounding the framework for selecting accounting principles is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company adopted the Codification and associated guidance for the interim period ended September 30, 2009. As a result, previous references to former GAAP in the financial statements have been eliminated (with the exception of certain grandfathered pronouncements), and the financial statement disclosures starting with the interim period ended September 30, 2009 explain the accounting concepts utilized rather than specific GAAP references from the Codification. The adoption of the Codification and associated guidance did not change the application of GAAP to the Company's financial statements.


Note 2.  Investment in Morgan Group, Inc.
         -------------------------------

         Upon Morgan's bankruptcy filing, the Company has deconsolidated its investment, as the Company believes it no longer has controlling or significant influence. At December 31, 2007, the estimated value of Morgan's assets in liquidation was insufficient to satisfy its estimated obligations. On March 31, 2008, the bankruptcy proceeding was concluded and the bankruptcy court dismissed the proceeding. The Company received no value for its equity ownership.


Note 3.  Income Taxes
         ------------

         The Company is a "C" corporation for Federal tax purposes, and has provided for deferred income taxes for temporary differences between the financial statement and tax bases of its assets and liabilities. As of December 31, 2009 and 2008, the Company has an unused net operating loss carryforward of $41,062 and $29,886 available for use on its future corporate income tax returns which will expire during the years 2020 through 2029. The Company has recorded a full valuation allowance against its deferred tax asset of approximately $1.7 million arising from its temporary basis differences and tax loss carryforward, as its realization is dependent upon the generation of future taxable income during the period when such losses would be deductible.

         Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operating loss carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

         Cumulative temporary differences at December 31, 2009 and 2008 are as follows:

                                                      December 31,
                                              ---------------------------
                                                  2009           2008
                                              ------------   ------------
   Deferred tax assets:
     Temporary basis difference               $  1,673,987   $  1,673,987
     Net operating losses                           41,062         29,886
                                              ------------   ------------
                                                 1,715,049      1,703,873
   Valuation allowance                          (1,715,049)    (1,703,873)
                                              ------------   ------------
                                              $          -   $          -
                                              ============   ============


Income tax provision for the years ended December 31, 2009 and 2008 is comprised of:

                                                      December 31,
                                              ---------------------------
                                                  2009           2008
                                              ------------   ------------
   Current income tax benefit                 $          -   $          -
   Deferred income tax benefit                     (11,175)       (10,855)
   Change in valuation allowance                    11,175         10,855
                                              ------------   ------------
     Income tax benefit                       $          -   $          -
                                              ============   ============

The reconciliation of the provision for income taxes for the years ended December 31, 2009 and 2008, and the amount computed by applying the statutory federal income tax rate to net loss is as follows:

                                                      December 31,
                                              ---------------------------
                                                  2009           2008
                                              ------------   ------------
   Tax benefit at statutory rate              $      9,755   $      9,476
   State taxes, net of federal expense               1,420          1,379
   Change of valuation allowance                   (11,175)       (10,855)
                                              ------------   ------------
                                              $          -   $          -
                                              ============   ============

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


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         Not Applicable.


Item 9A. Controls and Procedures.

         (a) Evaluation of Disclosure Controls and Procedures.
             ------------------------------------------------

         As required by Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, Management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. This evaluation was carried out under the supervision and with the participation of our principal executive officer as well as our principal financial officer, who concluded that our disclosure controls and procedures are effective.

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

         (b) Management's Annual Report on Internal Control of Financial
             -----------------------------------------------------------
             Reporting.
             ---------

         The Company's management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Management conducted an assessment of the Company's internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2009, the Company's internal control over financial reporting is effective.

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


Name                            Age                    Position
----                            ---                    --------
Mario J. Gabelli                 67        Chief Executive Officer and Director
Robert E. Dolan                  58        Chief Financial Officer and Director

______________________

         Mario J. Gabelli has served as Chairman and Chief Executive Officer of the Company since November 2001. Mr. Gabelli has also served as the Chairman, Chief Executive Officer and Chief Investment Officer -Value Portfolios of GAMCO Investors Inc. ("GAMCO"), a publicly traded company in the asset management business, since November 1976. He serves as director or trustee of registered investment companies managed by GAMCO and its affiliates ("Gabelli Funds"). Mr. Gabelli also has been a portfolio manager of Teton Advisors, Inc., a publicly traded company in the asset management business since 1993. Teton was spun-off from GAMCO on March 2009. Mr. Gabelli has also served as Chairman of LICT Corporation (formerly known as Lynch Interactive Corporation), a public company engaged in multimedia and other services since December 2004 (and also from September 1999 to December 2002), as Vice Chairman from December 2002 to December 2004 and as Chief Executive Officer from September 1999 to November 2005. Mr. Gabelli has served as a director of CIBL, Inc. from November 2007, a private company with operations in cable television, broadcasting, and wireless communications. In addition, Mr. Gabelli is the Chief Executive Officer, a director and the controlling shareholder of GGCP, Inc., a private company which owns a majority of GAMCO's Class B Stock, and the Chairman of MJG Associates, Inc., which acts as a investment manager of various investment funds and other accounts. Mr. Gabelli is also the Chief Executive Officer of Greenwich PMV Acquisition Corp., a blank check company formed for the purpose of acquiring one or more operating businesses or assets for which GGCP, Inc. is the sponsor, and the Chairman of the Gabelli Entertainment & Telecommunications Acquisition Corp., a blank check company formed for the purpose of acquiring one or more operating businesses or assets in the media, entertainment, telecommunications or regulated utilities industries for which the Company is the sponsor. He also serves as an Overseer of the Columbia University Graduate School of Business; Trustee of Boston College, Roger Williams University and Winston Churchill Foundation; Director of the National Italian American Foundation, The American-Italian Cancer Foundation, The Foundation for Italian Art & Culture and the Mentor/National Mentoring Partnership; and Chairman, Patron's Committee for the Immaculate Conception School. He is also Chairman of the Gabelli Foundation, Inc.

         Robert E. Dolan has served as our Chief Financial Officer since November 2001. Mr. Dolan is also the Interim Chief Executive Officer and Chief Financial Officer of LICT Corporation, and has served as its Interim Chief Executive Officer from May 1, 2006, Chief Financial Officer from September 1999 and Controller from September 1999 to January 2004. In addition, Mr. Dolan was, until September 14, 2009 is the Assistant Secretary and director of Sunshine PCS Corporation, a public holding company, and has served in these capacities since November 2000. Also from November 17, 2007, Mr. Dolan is also the Interim Chief Executive Officer and Chief Financial Officer of CIBL, Inc.

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

Indemnification of Directors and Officers
-----------------------------------------

         Under Section 145 of the Delaware General Corporation Law, the Company has broad powers to indemnify its directors and officers against liabilities they may incur in such capacities. The Company's certificate of incorporation provides that its directors and officers shall be indemnified to the fullest extent permitted by Delaware law. The certificate of incorporation also provides that the Company shall, to the fullest extent permitted by PersonNameDelaware law, as amended from time to time, indemnify and advance expenses to each of its currently acting and former directors, officers, employees and agents.

         Delaware law provides that a corporation may limit the liability of each director to the corporation or its stockholders for monetary damages except for liability:

- for any breach of the director's duty of loyalty to the corporation or its stockholders,
- for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law,
- in respect of certain unlawful dividend payments or stock redemptions or repurchases and
- for any transaction which the director derives an improper personal benefit.

         The Company's certificate of incorporation provides for the elimination and limitation of the personal liability of its directors for monetary damages to the fullest extent permitted by PersonNameDelaware law. In addition, the certificate of incorporation provides that if PersonNameDelaware law is amended to authorize the further elimination or limitation of the liability of a director, then the liability of our directors shall be eliminated or limited to the fullest extent permitted by PersonNameDelaware law, as amended. The effect of this provision is to eliminate the Company's rights and its stockholders rights, through stockholders' derivative suits, to recover monetary damages against a director for breach of the fiduciary duty of care as a director, except in the situations described above. This provision does not limit or eliminate the Company's rights or its stockholders' rights to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director's duty of care.

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

Section 16(a) Beneficial Ownership Reporting Compliance
-------------------------------------------------------

         To our knowledge, based solely upon our review of copies of reports received by us pursuant to Section 16(a) of the Securities Exchange Act of 1934, we believe that all of our directors, officers and beneficial owners of more than 10 percent of our common stock filed all such reports on a timely basis during 2009.


Item 11. Executive Compensation.

         The Company has not paid any compensation to any person, including its directors and executive officers, since inception. The Company does not have any employment contracts with either of its executive officers.


Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth information concerning ownership of our common stock as of February 26, 2010 by each person known by us to be the beneficial owner of more than five percent of the common stock, each director, each executive officer, and by all directors and executive officers as a group. We believe that each stockholder has sole voting power and sole dispositive power with respect to the shares beneficially owned by him. Unless otherwise indicated, the address of each person listed below is 401 Theodore Fremd Avenue, Rye, New York 10580.

                                  Number of Shares
                                   of Common Stock
Beneficial Owner                Beneficially Owned         Percent of Ownership
----------------                ------------------         --------------------

Mario J. Gabelli                          858,384(1)                      28.1%

LICT Corporation                          235,294                          7.7%

T. Baulch                                 300,000(2)                       9.8%

Jay Gottlieb                              252,360(3)                       8.3%

Walter P. Carucci, Uncle
 Mills Partners and
 Bernard Zimmerman &
 Company, Inc.                            202,339(4)                       6.6%

Robert E. Dolan                               579(5)                         **

All directors and executive
 officers as a group (2 in
 total)                                   858,963                         28.1%

         ___________________

**       Less than 1%

(1) Represents 283,090 shares of common stock owned directly by Mr. Gabelli, 340,000 shares owned by a limited partnership in which Mr. Gabelli is the general partner and has approximately a .5% interest, and 235,294 shares owned by LICT Corporation (Mr. Gabelli is a "control person" of LICT Corporation and therefore shares owned by LICT Corporation are set forth in the table as also beneficially owned by Mr. Gabelli). Mr. Gabelli disclaims beneficial ownership of the shares owned by the partnership and LICT Corporation, except for his interest therein.
(2) Based solely on a Schedule 13G filed by T. Baulch Gottlieb filed as of February 3, 2010, includes 106,427 held of record by the wife of T. Baulch.
(3) Based solely on a Schedule 13G filed by Jay Gottlieb filed as of February 11, 2010.
(4)      Based solely  on  a  combined  Schedule 13G filed by Walter P. Carucci,
         Uncle Mills Partners, Carr Securities Corporation, and Bernard Zimmerman & Company, Inc. filed as of February 9, 2010 reflecting the following share ownership: Walter P. Carucci - 87,739 shares (including 10,000 shares owned by Uncle Mills Partners and 6,526 owned by Carr Securities Corporation); Uncle Mills Partners - 10,000; a Carr
         Securities Corporation - 6,526; and Bernard Zimmerman & Company - 114,600 shares.
(5) Includes 70 shares registered in the name of Mr. Dolan's children with respect to which Mr. Dolan has voting and investment power and 109 shares owned by Mr. Dolan through the LICT Corporation 401(k) Savings Plan.


Item 13. Certain Relationships and Related Transactions.

         None.


Item 14. Principal Accountant Fees and Services.

Audit Fees

     The aggregate fees billed by Daszkal Bolton LLP for professional services rendered for the audit of the Company's financial statements for 2009 and 2008 were $14,000 and $15,000, respectively. For 2009 and 2008, Daszkal Bolton LLP billed the Company an aggregate of $10,500 and $12,000, respectively for reviews of the financial statements included in its quarterly Form 10-Q.

Audit-Related Fees

     No  audit-related  fees were billed by Daszkal Bolton LLP for 2009 or 2008.

Tax Fees

     No  tax  fees  were  billed  by  Daszkal  Bolton  LLP  for  2009  or  2008.

All Other Fees

     No other fees were billed by Daszkal Bolton LLP for 2009 or 2008 for services other than as set forth above.


                                    PART IV
                                    -------

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

_______________

* Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (Registration No. 333-73996).

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           MORGAN GROUP HOLDING CO.


Dated: March 16, 2010                      By: /s/ Robert E. Dolan
                                               -------------------
                                               ROBERT E. DOLAN
                                               Chief Financial Officer
                                               (Principal Financial and
                                               Accounting Officer)


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     Signature                      Capacity                   Date

/s/ Mario J. Gabelli        Chief Executive Officer            March 16, 2010
--------------------        (Principal Executive Officer)
MARIO J. GABELLI            and Director


/s/ Robert E. Dolan         Chief Financial Officer            March 16, 2010
-------------------         (Principal Financial and
ROBERT E. DOLAN             Accounting Officer) and
                            Director