Form 10-Q
period 2010-03-31
MORGAN GROUP HOLDING CO
filed 2010-05-13
CIK 1162283

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

For the quarterly period ended March 31, 2010
                               --------------

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


                Class                         Outstanding at April 30, 2010
                -----                         -----------------------------
     Common Stock, $.01 par value                       3,055,345

================================================================================

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Unaudited Financial Statements

     Condensed Balance Sheets as of
     March 31, 2010, December 31, 2009 and March 31, 2009

     Condensed Statements of Operations for the Three Months Ended March 31, 2010 and 2009

     Condensed Statements of Cash Flows for the
     Three Months Ended March 31, 2010 and 2009

     Notes to Condensed Financial
     Statements as of March 31, 2010

                            Morgan Group Holding Co.
                            Condensed Balance Sheets
                                  (Unaudited)

                                      March 31,     December 31,    March 31,
                                 ----------------------------------------------
                                        2010           2009           2009
                                 ----------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents           $375,985       $376,684       $404,753
  Prepaid expenses                          --          7,000             --
                                 ----------------------------------------------
    Total curent assets                375,985        383,684        404,753
                                 ----------------------------------------------
    Total assets                      $375,985       $383,684       $404,753
                                 ==============================================

LIABILITIES AND SHAREHOLDERS'
 EQUITY
Accrued Liabilities                     $7,759            $--         $8,261
                                 ----------------------------------------------
    Total current liabilities            7,759             --          8,261
                                 ----------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
 1,000,000 shares authorized,
 none outstanding                           --             --             --
Common stock, $0.01 par value,
 10,000,000 shares authorized,
 3,055,345 outstanding                  30,553         30,553         30,553
Additional paid-in-capital           5,611,447      5,611,447      5,611,447
Accumulated deficit                 (5,273,774)    (5,258,316)    (5,245,508)
                                 ----------------------------------------------
    Shareholders' equity               368,226        383,684        396,492
                                 ----------------------------------------------
    Total liabilities and
     shareholders' equity             $375,985       $383,684       $404,753
                                 ==============================================


See accompanying notes to condensed financial statements

                            Morgan Group Holding Co.
                       Condensed Statements of Operations
                                  (Unaudited)


                                          Three Months Ended
                                               March 31,
                                       ------------------------
                                           2010        2009
                                       ------------------------

Revenues                                      $--         $--

Administrative expenses                   (15,509)     (16,286)
Other income - interest                        51          402
                                       ------------------------
  Net loss                               $(15,458)    $(15,884)
                                       ========================


Basic and diluted net loss per share       $(0.01)      $(0.01)

Weighted average shares outstanding     3,055,345    3,055,345


See accompanying notes to condensed financial statements

                            Morgan Group Holding Co.
                       Condensed Statements of Cash Flows
                                  (Unaudited)

                                                Three Months Ended
                                             ------------------------
                                                     March 31,
                                             ------------------------
                                                 2010        2009
                                             ------------------------
Cash Flows from Operating activities:
  Interest received                                 $51         $402
  Cash paid to suppliers                           (750)        (525)
                                             ------------------------
    Net cash used in operating activities          (699)        (123)
                                             ------------------------
Cash Flow from Investing Activities                  --           --
                                             ------------------------
Cash Flow from Financing Activities                  --           --
                                             ------------------------
  Net decrease in cash                             (699)        (123)
Cash, Beginning of Period                       376,684      404,876
                                             ------------------------
  Cash, End of Period                          $375,985     $404,753
                                             ========================



Reconciliation of net loss to net
cash used in operating activities:
  Net loss                                     $(15,458)    $(15,884)
  Decrease in prepaid expenses                    7,000        7,500
  Increase in accrued liabilities                 7,759         8261
                                             ------------------------
    Net cash used in operating activities         $(699)       $(123)
                                             ========================


See accompanying notes to condensed financial statements

                            Morgan Group Holding Co.
                         Notes to Financial Statements

Note 1.   Basis of Presentation
          ---------------------

          Morgan Group Holding Co. ("Holding" or "the Company") was incorporated in November 2001 as a wholly-owned subsidiary of LICT Corporation ("LICT, formerly Lynch Interactive Corporation") to serve, among other business purposes, as a holding company for LICT's controlling interest in The Morgan Group, Inc. ("Morgan"). On January 24, 2002, LICT spun off 2,820,051 shares of Holding common stock through a pro rata distribution ("Spin-Off") to its stockholders and retained 235,294 shares.

          On October 3, 2002, Morgan ceased its operations when its liability insurance expired and it was unable to secure replacement insurance. On October 18, 2002, Morgan and two of its operating subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division for the purpose of conducting an orderly liquidation of Morgan's assets. On March 31, 2008, the bankruptcy proceeding was concluded and the bankruptcy court dismissed the proceeding. Holding received no value for its equity ownership from the bankruptcy proceeding.

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

          Recently  Issued  Accounting  Pronouncements

          In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05 which amended ASC 820 as it relates to the measurement of liabilities at fair value, effective for interim reporting periods beginning after August 26, 2009. More specifically, this amendment provided clarification for liabilities in which a quoted price in an active market for an identical liability is not available. The Company adopted this amendment during the first quarter of the fiscal year 2010 and its adoption did not have a material effect on the Company's financial position, results of operations or cash flows.

          The Company adopted the provisions of ASC 855, Subsequent Events ("ASC 855"), during the third quarter of the fiscal year 2009. ASC 855 establishes standards of accounting for and disclosure of transactions and events that occur after the balance sheet date but before the financial statements are issued and requires the disclosure, among other things, of the date through which an entity has evaluated subsequent events. In February 2010, the FASB issued ASU No. 2010-09 which amended ASC 855. This amendment, which was effective upon issuance, removed the requirement for SEC registrants to disclose the date through which such registrants have evaluated subsequent events.

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

Note 3.   Commitments  and  Contingencies
          -------------------------------

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

Results of Operations

For the three months ended March 31, 2010, the Company incurred $15,509 of expenses down slightly from $16,286 of expenses in the three months ended March 31, 2009. Lower professional fees in 2010 caused the slight decrease in this quarter.

Investment income was $51 in the three months ended March 31, 2010 as compared to $402 in the three months ended March 31, 2009 as a result of the Company's investment in a United States Treasury money market fund. Lower interest rates were the primary cause of the decrease in 2010.

Liquidity and Capital Resources

As of March 31, 2010, the Company's only assets consisted of approximately $375,985 in cash and a capital loss carry forward of about $4.5 million which it expects will substantially expire in 2013. The ability to utilize this carry forward is dependent on the Company's ability to generate a capital gain prior to its expiration.

Off Balance Sheet Arrangements

None.


Item 3.   Quantitative and Qualitative Analysis of Market Risk

As of March 31, 2010, the Company had no market sensitive assets or liabilities, and, as a result, management believes that the Company is minimally exposed to changes in market risk.

Recently Issued Accounting Pronouncements

For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please read Note 1 of the Notes to Condensed Financial Statements included under Item 1.


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

Item 6.   Exhibits and Reports on Form 10-Q

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

May 13, 2010