Form 10-Q
period 2010-06-30
MORGAN GROUP HOLDING CO
filed 2010-07-30
CIK 1162283

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

For the quarterly period ended June 30, 2010
                               ------------

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

        Class                                  Outstanding at July 29, 2010
        -----                                  ----------------------------
Common Stock, $.01 par value                          3,055,345

================================================================================

PART  I.  FINANCIAL  INFORMATION
Item  1.  Financial  Statements.

Unaudited  Financial  Statements

     Condensed  Balance  Sheets  as  of
     June 30, 2010, December 31, 2009 and June 30, 2009

     Condensed  Statements  of  Operations  for  the
     Three  and  Six  Months  Ended  June  30,  2010  and  2009

     Condensed Statements of Cash Flows for the
     Six Months Ended June 30, 2010 and 2009

     Notes  to  Condensed  Financial
     Statements  as  of  June  30,  2010




Morgan Group Holding Co.
Condensed Balance Sheets
(Unaudited)

                                                  June 30,     December 31,     June 30,
                                                ----------------------------------------
                                                    2010           2009           2009
                                                ----------------------------------------
ASSETS
Current assets:
Cash and cash equivalents
                                                $    99,352   $     376,684   $   392,652
  Investments in marketable securities              266,625              --            --
  Prepaid expenses                                       --           7,000            --
                                                -----------------------------------------
    Total current assets                            365,977         383,684       392,652
                                                -----------------------------------------
    Total assets                                $   365,977   $     383,684   $   392,652
                                                =========================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued liabilities                             $        --   $          --   $        --
                                                -----------------------------------------
    Total current liabilities                            --              --            --
                                                -----------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
  1,000,000 shares authorized,
  none outstanding                                       --              --            --
Common stock, $0.01 par value,
  10,000,000 shares authorized,
  3,055,345 outstanding                              30,553          30,553        30,553
Additional paid-in-capital                        5,611,447       5,611,447     5,611,447
Accumulated deficit                              (5,276,023)     (5,258,316)   (5,249,348)
                                                -----------------------------------------
   Shareholders' equity                             365,977         383,684       392,652
                                                -----------------------------------------
   Total liabilities and shareholders' equity   $   365,977   $     383,684   $   392,652
                                                =========================================

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Operations
(Unaudited)

                                           Three Months Ended                    Six Month Ended
                                                 June 30,                            June 30,
                                       ---------------------------           -------------------------
                                           2010            2009                2010           2009
                                       ---------------------------------------------------------------
Revenue                                $        --     $       --            $        --   $       --

Administrative expenses                     (3,486)        (4,056)               (18,995)     (20,342)
Investment income                            1,237            216                  1,288          618
                                       ---------------------------           -------------------------
  Net loss                             $    (2,249)    $   (3,669)           $   (17,707)  $  (19,724)
                                       ===========================           =========================


Basic and diluted net loss per share   $     (0.00)    $    (0.00)           $     (0.01)  $    (0.01)

Weighted average shares outstanding      3,055,345      3,055,345              3,055,345     3,055,345


See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Cash Flows
(Unaudited)

                                                                              Six Months Ended
                                                                        ---------------------------
                                                                                    June 30,
                                                                        ---------------------------
                                                                               2010         2009
                                                                        ---------------------------
Cash Flows from Operating activities:
   Interest received                                                    $           98   $      618
   Cash paid to suppliers                                                      (11,995)     (12,842)
                                                                        ---------------------------
        Net cash used in operating activities                                  (11,897)     (12,224)
                                                                        ---------------------------
Cash Flow from Investing Activities:
    Purchases of marketable securities                                        (610,435)          --
    Proceeds from the sale of marketable securities                            345,000           --
                                                                        ---------------------------
        Net cash used in Investing activities                                 (265,435)          --
                                                                        ---------------------------
Cash Flow from Financing Activities                                                 --           --
                                                                        ---------------------------
     Net decrease in cash                                                     (277,332)     (12,224)
Cash, Beginning of  Period                                                     376,684      404,876
                                                                        ---------------------------
    Cash,  End of Period                                                $       99,352    $ 392,652
                                                                        ===========================


Reconciliation of net loss to net  cash used in operating activities:
   Net loss                                                             $      (17,707)   $ (19,724)
   Realized gains from the sale of marketable securities                          (780)
   Unrealized gains on investment in marketable securities                        (410)
   Decrease in prepaid expenses                                                  7,000        7,500
                                                                        ----------------------------
        Net cash used in operating activities                           $      (11,897)   $ (12,224)
                                                                        ============================

See accompanying notes to condensed financial statements

                            Morgan Group Holding Co.
                         Notes to Financial Statements

Note  1.     Basis  of  Presentation
             -----------------------

Morgan Group Holding Co. ("Holding" or "the Company") was incorporated in November 2001 as a wholly owned subsidiary of LICT Corporation ("LICT, formerly Lynch Interactive Corporation") to serve, among other business purposes, as a holding company for LICT's controlling interest in The Morgan Group, Inc.
("Morgan"). On January 24, 2002, LICT spun off 2,820,051 shares of Holding common stock through a pro rata distribution ("Spin-Off") to its stockholders and retained 235,294 shares.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

Note  2.     Marketable Securities
             --------------------

Marketable securities consist of publicly traded common stocks. The Company's investments in marketable securities are classified as trading under ASC 320
(formerly FASB 115, "Accounting for Certain Investments in Debt and Equity Securities") and are carried at their estimated fair value based on current market quotes. The Company acquires its marketable securities on a open market through an affiliate of its Chairman. The Company reports the unrealized gains or losses through the current period Statement of Operations. At June 30, 2010, there was $410 of unrealized gains on the Company's investments in marketable securities which was included in earning for the three and six months ended June 30, 2010.

Note  3.     Fair  Value  of  Financial  Instruments
             ---------------------------------------

On January 1, 2008, the Company adopted ASC 820-10 (formerly Statement of Financial Accounting Standard No. 157, "Fair Value Measurements") and subsequently adopted the related FASB Staff Positions. The Company measures fair value as the selling price that would be received for an asset, or paid to transfer a liability, in the principal market on the measurement date. The hierarchy established by the FASB prioritizes fair value measurements based on the types of inputs used in the valuation technique. The inputs are categorized into the following levels:

     Level 1 - Observable inputs such as quoted prices in active markets for identical assets or liabilities.

     Level 2 - Inputs other than quoted prices that are observable, either directly or indirectly, for identical or similar assets and liabilities in active or non-active markets; or model-derived valuations or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liability.

     Level 3 - Unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information, including management assumptions.

Market value was determined using Level 1 inputs, which are quoted prices for identical securities in active markets.

At  June  30,  2010,  the  Gross  Unrealized  Gains  are  as  follows:

                                      Gross     Estimated
                          Cost     Unrealized     Fair
Description               Basis       Gains       Value
---------------------------------------------------------
Equity                  $266,215   $    410     $ 266,625

While the above Estimated Fair Value was based on quoted prices (unadjusted) in active markets for identical assets at the reporting date, the quoted price was significantly impacted by offer to acquire all of the outstanding of stock of that entity. The transaction closed subsequent to the reporting date at an amount in excess of the above Estimated Fair Value.

Note 4.     Income Taxes
-------     ------------

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


Note  5.  Commitments  and  Contingencies
--------  -------------------------------

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

Results  of  Operations

For the three months ended June 30, 2010, the Company incurred $3,486 of expenses down slightly from $4,056 of expenses in the three months ended June 30, 2009. Lower professional fees in 2010 caused the slight decrease in this quarter. For the six months ended June 30, 2010, the Company incurred $18,995 of expenses down slightly from $20,342 of expenses in the six months ended June 30, 2009, also due to lower professional fees in 2010.

Investment income was $1,237 in the three months ended June 30, 2010 as compared to $216 in the three months ended June 30, 2009. During the second quarter of 2010, the Company recorded $1,190 of realized and unrealized gains from the purchase and sale of certain marketable securities. There was no activity in marketable securities in 2009. The remaining investment income is as a result of the Company's investment in a United States Treasury money market fund. Investment income was $1,288 in the six months ended June 30, 2010 as compared to $618 in the six months ended June 30, 2009. The increase was due to the aforementioned gains in marketable securities.

Liquidity and Capital Resources

As of June 30, 2010, the Company's only assets consisted of approximately $365,977 in cash, cash equivalents and marketable securities and a capital loss carry forward of about $4.5 million, which it expects, will substantially expire in 2013. The ability to utilize this carry forward is dependent on the Company's ability to generate a capital gain prior to its expiration.

Off Balance Sheet Arrangements

None.

Item  3.  Quantitative  and  Qualitative  Analysis  of  Market  Risk

As of June 30, 2010, the Company had no market sensitive assets or liabilities, and, as a result, management believes that the Company is minimally exposed to changes in market risk.

Recently  Issued  Accounting  Pronouncements

For a discussion of accounting standards updates that have been adopted or will be adopted in the future, please read Note 1 of the Notes to Condensed Financial Statements included under Item 1.

Item  4T.  Controls  and  Procedures

a)     Evaluation  of  Disclosure  Controls  and  Procedures
       -----------------------------------------------------

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

(b)     Changes  in  Internal  Controls
        -------------------------------

     During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our financial statements.

Forward  Looking  Discussion
----------------------------

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


MORGAN  GROUP  HOLDING  CO.



By:  /s/ ROBERT  E.  DOLAN
     ---------------------
     ROBERT  E.  DOLAN
     Chief  Financial  Officer

July  30,  2010