Form 10-Q
period 2010-09-30
MORGAN GROUP HOLDING CO
filed 2010-11-05
CIK 1162283

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

For the quarterly period ended September 30, 2010
                               ------------------

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

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).                                [X] Yes   [ ] No

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date.

            Class                                 Outstanding atOctober 29, 2010
            -----                                 ------------------------------
Common Stock, $.01 par value                                3,055,345

================================================================================

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.

Unaudited Financial Statements

     Condensed Balance Sheets as of
     September 30, 2010, December 31, 2009 and September 30, 2009

     Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

     Condensed Statements of Cash Flows for the
     Nine Months Ended September 30, 2010 and 2009

     Notes to Condensed Financial
     Statements as of September 30, 2010

                                   Morgan Group Holding Co.
                                   Condensed Balance Sheets
                                          (Unaudited)


                                                September 30,    December 31,    September 30,
                                               ------------------------------------------------
                                                    2010             2009            2009
                                               ------------------------------------------------
ASSETS
Current assets:
  Cash and cash equivalents                    $      307,413   $     376,684   $      387,572
  Investments in marketable securities                 97,840              --               --
  Prepaid expenses                                         --           7,000               --
                                               ------------------------------------------------
    Total current assents                             405,253         383,684          387,572
                                               ------------------------------------------------
    Total assets                               $      405,253   $     383,684   $      387,572
                                               ================================================

LIABILITIES AND SHAREHOLDERS' EQUITY
Accrued liabilities                            $           --   $          --   $           --
                                               ------------------------------------------------
    Total current liabilities                              --              --               --
                                               ------------------------------------------------

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value,
  1,000,000 shares authorized,
  none outstanding                                         --              --               --
Common stock, $0.01 par value,
  10,000,000 shares authorized,
  3,055,345 outstanding                                30,553          30,553           30,553
Additional paid-in-capital                          5,611,447       5,611,447        5,611,447
Accumulated deficit                                (5,236,747)     (5,258,316)      (5,254,428)
                                               ------------------------------------------------
   Shareholders' equity                               405,253         383,684          387,572
                                               ------------------------------------------------
   Total liabilities and shareholders' equity  $      405,253   $     383,684   $      387,572
                                               ================================================

See accompanying notes to condensed financial statements

                                             Morgan Group Holding Co.
                                        Condensed Statements of Operations
                                                   (Unaudited)


                                         Three Months Ended           Nine Month Ended
                                            September 30,               September 30,
                                       ----------------------     -----------------------
                                          2010       2009           2010        2009
                                       --------------------------------------------------
Revenues                               $      --   $      --      $      --   $      --

Administrative expenses                   (4,286)     (5,228)       (23,281)    (25,570)
Investment income                         43,562         148         44,850         766
                                       -----------------------    -----------------------
  Net profit(loss)                     $  39,276   $  (5,080)     $  21,569   $ (24,804)
                                       =======================    =======================


Basic and diluted net loss per share   $    0.01   $   (0.00)     $    0.01   $   (0.01)

Weighted average shares outstanding    3,055,345   3,055,345      3,055,345   3,055,345


See accompanying notes to condensed financial statements

                                       Morgan Group Holding Co.
                                  Condensed Statements of Cash Flows
                                             (Unaudited)

                                                                              Nine Months Ended
                                                                        -----------------------------
                                                                                September 30,
                                                                        -----------------------------
                                                                               2010         2009
                                                                        -----------------------------
Cash Flows from Operating activities:
   Interest received                                                    $       134   $         766
   Cash paid to suppliers                                                   (16,281)        (18,070)
                                                                        -----------------------------
        Net cash used in operating activities                               (16,147)        (17,304)
                                                                        -----------------------------
Cash Flow from Investing Activities:
    Purchases of marketable securities                                    (1,014,037)            --
    Proceeds from the sale of marketable securities                          960,913             --
                                                                        -----------------------------
        Net cash used in Investing activities                                (53,124)            --
                                                                        -----------------------------
Cash Flow from Financing Activities                                               --             --
                                                                        -----------------------------
     Net decrease in cash                                                    (69,271)       (17,304)
Cash, Beginning of  Period                                                   376,684        404,876
                                                                        -----------------------------
    Cash,  End of Period                                                $    307,413   $    387,572
                                                                        =============================



Reconciliation of net loss to net cash used in operating activities:
   Net profit (loss)                                                    $     21,569   $    (24,804)
   Realized gains from the sale of marketable securities                     (44,516)
   Unrealized gains on investment in marketable securities                      (200)
   Decrease in prepaid expenses                                                7,000          7,500
                                                                        -----------------------------
        Net cash used in operating activities                           $    (16,147)  $    (17,304)
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

          The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

          Recently  Issued  Accounting  Pronouncements

          In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) -- Improving Disclosures about Fair Value Measurements ("ASU 2010-06"), which amends Accounting Standards Codification 820 to require the disclosure of additional information related to fair value measurement and provide clarification to existing requirements for fair value measurement disclosure. ASU 2010-06 was effective for the Company beginning January 1, 2010. The Company's disclosures conform to the requirements of ASU 2010-06.

Note 2.   Marketable Securities and Related Party Transactions
          ----------------------------------------------------

          Marketable securities consist of publicly traded common stocks. The Company's investments in marketable securities are classified as trading under ASC 320 (formerly FASB 115, "Accounting for Certain Investments in Debt and Equity Securities") and are carried at their estimated fair value based on current market quotes. The Company acquires its marketable securities on the open market through an affiliate of its Chairman and securities are held in an account at the same affiliate. The Company reports the unrealized gains or losses through the current period Statement of Operations. At September 30, 2010, there was $200 of unrealized gains on the Company's investments in marketable securities which was included in earning for the three and nine months ended September 30, 2010.

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

          At  September  30,  2010,  the  Gross Unrealized Gains are as follows:

                                                    Gross          Estimated
                                      Cost        Unrealized          Fair
                   Description       Basis          Gains            Value
          ----------------------------------------------------------------------
          Equity                   $ 97,640        $    200        $ 97,840

          While the above Estimated Fair Value was based on quoted prices (unadjusted) in active markets for identical assets at the reporting date, the quoted price was significantly impacted by an offer to acquire all of the outstanding of stock of that entity. The transaction closed subsequent to the reporting date at an amount in excess of the above Estimated Fair Value.

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

The Company currently has no operating businesses but is continuing actively to seek acquisitions of such businesses as its primary strategic alternative. Its only costs are the administrative expenses required to make the regulatory filings needed to maintain its public status. These costs are estimated at $30,000 to $40,000 per year.

Results  of  Operations

For the three months ended September 30, 2010, the Company incurred $4,286 of expenses down from $5,228 of expenses in the three months ended September 30, 2009. Lower professional fees in 2010 caused the slight decrease in this quarter. For the nine months ended September 30, 2010, the Company incurred $23,281 of expenses down from $25,570 of expenses in the nine months ended
September  30,  2009,  also  due  to  lower  professional  fees  in  2010.

Investment income was $43,562 in the three months ended September 30, 2010 as compared to $148 in the three months ended September 30, 2009. During the third quarter of 2010, the Company recorded $43,526 of realized and unrealized gains from the purchase and sale of certain marketable securities. There was no activity in marketable securities in 2009. The remaining investment income of $36 is as a result of the Company's investment in a United States Treasury money market fund. Investment income was $44,850 in the nine months ended September 30, 2010 as compared to $766 in the nine months ended September 30, 2009. Realized and unrealized gains in marketable securities of $44,716 were the cause of the increase. The Company intends to use such cash management activities to cover its administrative expenses.

Liquidity and Capital Resources

As of September 30, 2010, the Company's assets consisted of approximately $405,253 in cash, cash equivalents and marketable securities and a capital loss carry forward of about $4.5 million. The ability to utilize this asset is dependent on the Company's ability to generate a capital gain prior to its expiration (2013).

Off Balance Sheet Arrangements

None.

Item 3.  Quantitative  and  Qualitative  Analysis  of  Market  Risk

As of September 30, 2010, the Company only asset or liability that is market sensitive is its investment in marketable securities. Because the Company primarily invests in marketable securities that are subject to a publicly disclosed acquisition offer but are trading below the proposed acquisition price, management believes that the Company that is minimally exposed to changes in market risk.

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


____________________

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

November 5, 2010