Form 10-K
period 2010-12-31
MORGAN GROUP HOLDING CO
filed 2011-03-02
CIK 1162283

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2010
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                            to____________

Commission file number:  333-73996

MORGAN GROUP HOLDING CO.

(Exact name of Registrant as specified in its charter)

Delaware	13-4196940
State of other jurisdiction incorporation or organization	(I.R.S. Employer Identification No.)

401 Theodore Fremd Avenue, Rye, NY	10580
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code    (914) 921-1877

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes[X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

As of February 17, 2011, the aggregate market value of the Registrant’s voting and nonvoting common equity held by non-affiliates of the Registrant was approximately $196,000, which value, solely for the purposes of this calculation, excludes shares held by the Registrant’s officers, directors, and their affiliates.  Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

The number of outstanding shares of the Registrant's Common Stock was 3,055,345 as of February 17, 2011.

MORGAN GROUP HOLDING CO.

PART I

Item 1.    Business.

Morgan Group Holding Co. (the “Company” or “Holding”) was incorporated in November 2001 to serve, among other business purposes, as a holding company for LICT Corporation’s (“LICT”) controlling interest in The Morgan Group, Inc. (“Morgan”).    On January 24, 2002, LICT spun off all but 235,294 of its shares in the Company to its stockholders.

On October 18, 2002, Morgan and two of its operating subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division.  On March 31, 2008, the bankruptcy proceeding was concluded and the bankruptcy court dismissed the proceeding.  There was no appeal from the bankruptcy court’s dismissal of the proceeding, and that proceeding is now entirely ended. Morgan received no value for its equity ownership from the bankruptcy proceeding.

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

	High	Low
2010 Fiscal Year
First Quarter	$0.131	$0.08
Second Quarter	$0.08	$0.055
Third Quarter	$0.18	$0.071
Fourth Quarter	$0.13	$0.09

2009 Fiscal Year
First Quarter	$0.13	$0.085
Second Quarter	$0.14	$0.075
Third Quarter	$0.14	$0.131
Fourth Quarter	$0.131	$0.131

As of February 17, 2011 there were approximately 700 holders of record of the Company’s common stock.

The Company has never declared a cash dividend on its common stock and its Board of Directors does not anticipate that it will pay cash dividends in the foreseeable future.

During the fiscal year ended December 31, 2010, the Company did not sell any unregistered securities, and did not repurchase any of its shares from its shareholders.

Item 6.    Selected Financial Data.

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to report the selected financial data specified in Item 303 of Regulation S-K.

Item 7.    Management’s Discussion and Analysis of Financial Condition and Results of Operation.

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

Overview

As of December 31, 2010, the Company’s only assets consisted of approximately $396,000 in cash and marketable securities and a capital loss carry forward of about $4 million which it expects will expire in 2013.  The ability to utilize this loss carry-forward is dependent on the Company’s ability to generate a capital gain prior to its expiration.

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

Results of Operations

For the year ended December 31, 2010, the Company incurred administrative expenses of $31,000 slightly above the $30,000 in 2009.

During 2010, the company began to invest in marketable securities that are subject to a publicly disclosed acquisition offer but are trading below the proposed acquisition price. As such during the year ended December 31, 2010, the Company recorded $43,000 of net realized and unrealized gains from this activity. There was no activity in marketable securities in 2009.  Interest income from the Company investment in a United States Treasury money market fund was $175 during the year ended December 31, 2010 as compared to $900 during 2009 respectively as a result of the lower investment balances in this investment in 2010. The company also received $171 in dividend income in 2010.

Liquidity and Capital Resources

At December 31, 2010, we had approximately $396,000 in cash and marketable securities as compared to approximately $377,000 at December 31, 2009.

Item 7A. Quantitive and Qualitative Analysis of Market Risk

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to report the Quantitative and Qualitative Analysis of Market Risk specified in Item 305 of Regulation S-K.

Item 8.    Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Balance Sheets as of
December 31, 2010 and 2009

Statements of Operations for the
Years Ended December 31, 2010 and 2009

Statements of Cash Flows for the
Years Ended December 31, 2010 and 2009

Statements of Shareholders’ Equity for the
Years Ended December 31, 2010 and 2009

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Morgan Group Holding Co.
Rye, New York

We have audited the accompanying balance sheets of Morgan Group Holding Co. (the “Company”) as of December 31, 2010 and 2009 and the related statements of operations, stockholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free to material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of Morgan Group Holding Company as of December 31, 2010 and 2009 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Daszkal Bolton LLP

Boca Raton, Florida
March 1, 2011

Morgan Group Holding Co.
Balance Sheets

	December 31,
	2010	2009
ASSETS
Current assets:
Cash	$192,033	$376,684
Investment in Marketable Securities	203,540	--
Prepaid expenses	--	7,000
Total current assets	395,573	383,684
Investment in Morgan Group, Inc.	--	--
Total assets	$395,573	$383,684

LIABILITIES	$--	$--

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, none outstanding	--	--
Common Stock, $0.01 par value, 10,000,000 shares authorized, 3,055,345 outstanding	30,553	30,553
Additional paid-in-capital	5,611,447	5,611,447
Accumulated deficit	(5,246,427)	(5,258,316)
Total shareholders' equity	395,573	383,684
Total liabilities and shareholders' equity	$395,573	$383,684

See accompanying notes to financial statements

Morgan Group Holding Co.
Statements of Operations

	Year Ended December 31,
	2010	2009
Revenues	$--		$--
Administrative expenses	(31,310)		(29,556)
Other income
Interest and dividends	346		864
Realized and unrealized gains on marketable securities	42,853		--
Net income (loss) before income taxes	11,889		(28,692)
Income taxes	--		--
Net income (loss)	$11,889		$(28,692)

Income (loss) per share, basic and diluted	$0.00	$	(0.01)

Shares outstanding, basic and diluted	3,055,345		3,055,345

See accompanying notes to financial statements

Morgan Group Holding Co.
Statements of Cash Flows

	Year Ended December 31,
	2010	2009
Cash Flows from Operating Activities
Interest received	$176	$864
Cash paid to suppliers	(24,310)	(29,056)
Net Cash Used In Operating Activities	(24,134)	(28,192)

Cash Flows from Investing Activities
Purchases of marketable securities	(1,367,949)	--
Proceeds from the sale of marketable	1,207,262	--
Dividends received	170	--
Net Cash Used In Investing Activities	(160,517)	--

Cash Flows from Financing Activities	--	--
Net Decrease in Cash	(184,651)	(28,192)
Cash, Beginning of the Year	376,684	404,876
Cash, End of the Year	$192,033	$376,684

Reconciliation of net loss to net cash used in operating activities:
Net income (loss)	$11,889	$(28,692)
Realized gains from the sale of marketable securities	(44,415)	--
Unrealized losses from the investment in marketable securities	1,562	--
Dividends received	(170)	--
Decrease in prepaid expenses	7,000	500
Net cash used in operating activities	$(24,134)	$(28,192)

See accompanying notes to financial statements

Morgan Group Holding Co.
Statements of Shareholders’ Equity

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2008	--	$--	3,055,345	$30,553	$5,611,447	$(5,229,624)	$412,376

Net loss for year ended December 31, 2009	--	--	--	--	-	(28,692)	(28,692)

Balance, December 31, 2009	--	--	3,055,345	30,553	5,611,447	(5,258,316)	383,684

Net income for year ended December 31, 2010	--	--	--	--	-	11,889	11,889

Balance, December 31, 2010	--	$--	3,055,345	$30,553	$5,611,447	$(5,246,427)	$395,573

See accompanying notes to financial statements

Morgan Group Holding Co.
Notes to Financial Statements

Note 1.   Basis of Presentation and Significant Accounting Principles

Basis of Presentation

Morgan Group Holding Co. (“Holding” or “the Company”) was incorporated in November 2001 as a wholly-owned subsidiary of LICT Corporation (“LICT, formerly Lynch Interactive Corporation”) to serve, among other business purposes, as a holding company for LICT’s controlling interest in The Morgan Group, Inc. (“Morgan”).  On December 18, 2001, LICT’s controlling interest in Morgan was transferred to Holding.  At the time, Holding owned 68.5% of Morgan’s equity interest and 80.8% of Morgan’s voting interest.  On January 24, 2002, LICT spun off 2,820,051 shares of Holding common stock through a pro rata distribution (“Spin-Off”) to its stockholders.  LICT retained 235,294 shares of Holding common stock to be distributed in connection with the potential conversion of a convertible note that had been issued by LICT.  Such note was repurchased by LICT in 2002 and LICT retains the shares.

On October 3, 2002, Morgan ceased its operations when its liability insurance expired and it was unable to secure replacement insurance.  On October 18, 2002, Morgan and two of its operating subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division for the purpose of conducting an orderly liquidation of Morgan’s assets.

On October 18, 2002, Morgan adopted the liquidation basis of accounting and, accordingly, Morgan’s assets and liabilities have been adjusted to estimate net realizable value.  As the carry value of Morgan’s liabilities exceeded the fair value of its assets, the liabilities were reduced to equal the estimated net realizable value of the assets.

Management believed that it was unlikely that the Company would realize any value from its equity ownership in Morgan and, given the fact that the Company had no obligation or intention to fund any of Morgan’s liabilities, its investment in Morgan was believed to have no value after its liquidation.  Because the liquidation of Morgan was under the control of the bankruptcy court, the Company believed it had relinquished control of Morgan and, accordingly, deconsolidated its ownership interest Morgan in its financial statements during 2002.  On March 31, 2008, the bankruptcy proceeding was concluded and the bankruptcy court dismissed the proceeding.   Morgan received no value for its equity ownership from the bankruptcy proceeding.

Significant Accounting Principles

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents.  The carrying value of cash equivalents approximates its fair value based on its nature.
At December 31, 2010 and 2009 all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager.

Earnings per Share

Net profit (loss) per common share (“EPS”) is computed using the average number of common shares outstanding over the respective periods.

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

Subsequent Events

The Company evaluates events and transactions occurring subsequent to the date of the financial statements for matters requiring recognition or disclosure in the financial statements.  The accompanying financial statements consider events through March 1, 2011.

Note 2.   Marketable Securities

Marketable securities consist of publicly traded common stocks.  The Company’s investments in marketable securities are classified as trading under ASC 320 (formerly FASB 115, “Accounting for Certain Investments in Debt and Equity Securities”) and are carried at their estimated fair value based on current market quotes. The Company acquires its marketable securities on the open market through an affiliate of its Chairman and securities are held in an account at the same affiliate. The Company reports the unrealized gains or losses through the current period Statement of Operations.  At December 31, 2010, there was $1,562 of unrealized losses on the Company’s investments in marketable securities which was included in earning for the year ended December 31, 2010.

Note 3.   Fair Value of Financial Instruments

On January 1, 2008, the Company adopted ASC 820-10 (formerly Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”) and subsequently adopted the related FASB Staff Positions.  The Company measures fair value as the selling price that would be received for an asset, or paid to transfer a liability, in the principal market on the measurement date. The hierarchy established by the FASB prioritizes fair value measurements based on the types of inputs used in the valuation technique. The inputs are categorized into the following levels:

Level 1 – Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2 – Inputs other than quoted prices that are observable, either directly or indirectly, for identical or similar assets and liabilities in active or non-active markets; or model-derived valuations or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liability.

Level 3 – Unobservable inputs not corroborated by market data, therefore requiring the entity to use the best available information, including management assumptions.

Market value was determined using Level 1 inputs, which are quoted prices for identical securities in active markets.

At December 31, 2010, the Gross Unrealized Losses are as follows:

Description	Cost Basis	Gross Unrealized Losses	Estimated Fair Value
Equity	$205,102	$1,562	$203,53940

While the above Estimated Fair Value was based on quoted prices (unadjusted) in active markets for identical assets at the reporting date, the quoted price was significantly impacted by an offer to acquire all of the outstanding of stock of that entity.  The transactions closed subsequent to the reporting date at an amount in excess of the above Estimated Fair Value.

Note 4.   Investment in Morgan Group, Inc.

Upon Morgan’s bankruptcy filing, the Company has deconsolidated its investment, as the Company believes it no longer has controlling or significant influence.  At December 31, 2007, the estimated value of Morgan’s assets in liquidation was insufficient to satisfy its estimated obligations. On March 31, 2008, the bankruptcy proceeding was concluded and the bankruptcy court dismissed the proceeding. The Company received no value for its equity ownership.

Note 5.   Income Taxes

The Company is a “C” corporation for Federal tax purposes, and has provided for deferred income taxes for temporary differences between the financial statement and tax bases of its assets and liabilities. As of December 31, 2010 and 2009, the Company has an unused net operating loss carryforward of $136,386 and $105,422 available for use on its future corporate income tax returns which will expire during the years 2020 through 2030. As of December 31, 2010 and 2009, the Company has an unused net capital loss carryforward of $4,404,129 and $4,448,544 available for use on its future corporate income tax returns which will expire during the years 2013.The Company has recorded a full valuation allowance against its deferred tax asset of approximately $588 arising from its temporary basis differences, as its realization is dependent upon the generation of future taxable income during the period when such losses would be deductible.

Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company’s net operating loss carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

Cumulative temporary differences at December 31, 2010 and 2009 are as follows:

	December 31,
	2010	2009
Deferred tax assets:
Temporary basis difference	$588	$--
Net capital loss carryover	1,657,274	1,673,987
Net operating losses carryover	53,122	41,062
	1,710,984	1,715,049
Valuation allowance	(1,710,984)	(1,715,049)
	$--	$--

Income tax provision for the years ended December 31, 2010 and 2009 is comprised of:

	December 31,
	2010	2009
Current income tax provision (benefit)	$--	$--
Deferred income tax provision (benefit)	4,065	(11,175)
Change in valuation allowance	(4,065)	11,175
Income tax benefit	$--	$--

The reconciliation of the provision for income taxes for the years ended December 31, 2010 and 2009, and the amount computed by applying the statutory federal income tax rate to net loss is as follows:

	December 31,
	2010	2009
Tax provision(benefit) at statutory rate	$4,042	$(9,755)
State taxes, net of federal expense	23	(1,420)
Change of valuation allowance	(4,065)	11,175
	$-	$-

 Note 6.  Commitments and Contingencies

From time to time the Company may be subject to certain asserted and unasserted claims.  It is the Company’s belief that the resolution of these matters will not have a material adverse effect on its financial position.

The Company has not guaranteed any of the obligations of Morgan and believes it currently has no commitment or obligation to fund any creditors.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, Management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010.  This evaluation was carried out under the supervision and with the participation of our principal executive officer as well as our principal financial officer, who concluded that our disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are accumulated and communicated to management, including  our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)  Management’s Annual Report on Internal Control of Financial Reporting.

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended.  Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework.  Based on the assessment, management concluded that, as of December 31, 2010, the Company’s internal control over financial reporting is effective.

This annual report does not include an attestation report of a registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by a registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Company to provide only management’s report in this annual report.

(c)  Changes in Internal Control over Financial Reporting

There was no significant change in the Company’s internal control over financial reporting that occurred during the most recently completed fiscal quarter that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

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

Name	Age	Position
Mario J. Gabelli	68	Chief Executive Officer and Director
Robert E. Dolan	59	Chief Financial Officer and Director

______________________

Mario J. Gabelli has served as Chairman and Chief Executive Officer of the Company since November 2001. Mr. Gabelli has also served as the Chairman, Chief Executive Officer and Chief Investment Officer –Value Portfolios of GAMCO Investors Inc. (“GAMCO”), a publicly traded company in the asset management business, since November 1976.  He serves as director or trustee of registered investment companies managed by GAMCO and its affiliates (“Gabelli Funds”).   Mr. Gabelli also has been a portfolio manager of Teton Advisors, Inc., a publicly traded company in the asset management business since 1993.  Teton was spun-off from GAMCO on March 2009.  Mr. Gabelli has also served as Chairman and Chief Executive Officer of LICT Corporation (formerly known as Lynch Interactive Corporation), a public company engaged in multimedia and other services. He has served as Chairman since December 2004 (and also from September 1999 to December 2002), as Vice Chairman from December 2002 to December 2004 and as Chief Executive Officer from December 6, 2010 (and also from September 1999 to November 2005).  Mr. Gabelli has served as a director of CIBL, Inc. from November 2007, a public company with operations in broadcasting, and wireless communications.  Mr. Gabelli has been a director of RLJ Acquisition, Inc., since November 2010, a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. In addition, Mr. Gabelli is the Chief Executive Officer, a director and the controlling shareholder of GGCP, Inc., a private company which owns a majority of GAMCO’s Class B Stock, and the Chairman of MJG Associates, Inc., which acts as a investment manager of various investment funds and other accounts. He also serves as an Overseer of the Columbia University Graduate School of Business; Trustee of Boston College and Roger Williams University and Director of Winston Churchill Foundation; The E. L. Wiegand Foundation; The National Italian American Foundation, The American-Italian Cancer Foundation, The Foundation for Italian Art & Culture and the Mentor/National Mentoring Partnership; and the Patron’s Committee for the Immaculate Conception School. He is also Chairman of the Gabelli Foundation, Inc., a Nevada private charitable trust.

Robert E. Dolan has served as our Chief Financial Officer since November 2001. Mr. Dolan has also served in the following capacities at LICT Corporation: Executive Vice President and Chief Financial Officer from December 6, 2010, Interim Chief Executive Officer and Chief Financial Officer from May 1, 2006 to December 6, 2010, Chief Financial Officer from September 1999 and Controller from September 1999 to January 2004.  In addition, Mr. Dolan was, until September 14, 2009 is the Assistant Secretary and director of Sunshine PCS Corporation, a public holding company, and has served in these capacities since November 2000.  Also from November 17, 2007, Mr. Dolan is also the Interim Chief Executive Officer and Chief Financial Officer of CIBL, Inc.

Committees of the Board of Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. Currently, our full board of serves as the audit committee and approves, when applicable, the appointment of auditors and the inclusion of financial statements in our periodic reports. Mr. Dolan is deemed to be an “audit committee financial expert.”

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

Indemnification of Directors and Officers

Under Section 145 of the Delaware General Corporation Law, the Company has broad powers to indemnify its directors and officers against liabilities they may incur in such capacities. The Company’s certificate of incorporation provides that its directors and officers shall be indemnified to the fullest extent permitted by Delaware law. The certificate of incorporation also provides that the Company shall, to the fullest extent permitted by Delaware law, as amended from time to time, indemnify and advance expenses to each of its currently acting and former directors, officers, employees and agents.

Delaware law provides that a corporation may limit the liability of each director to the corporation or its stockholders for monetary damages except for liability:

•              for any breach of the director’s duty of loyalty to the corporation or its stockholders,
•              for acts or omissions not in good faith or that involve intentional misconduct or a knowing violation of law,
•              in respect of certain unlawful dividend payments or stock redemptions or repurchases and
•              for any transaction which the director derives an improper personal benefit.

The Company’s certificate of incorporation provides for the elimination and limitation of the personal liability of its directors for monetary damages to the fullest extent permitted by Delaware law. In addition, the certificate of incorporation provides that if Delaware law is amended to authorize the further elimination or limitation of the liability of a director, then the liability of our directors shall be eliminated or limited to the fullest extent permitted by Delaware law, as amended. The effect of this provision is to eliminate the Company’s rights and its stockholders rights, through stockholders’ derivative suits, to recover monetary damages against a director for breach of the fiduciary duty of care as a director, except in the situations described above. This provision does not limit or eliminate the Company’s rights or its stockholders’ rights to seek non-monetary relief such as an injunction or rescission in the event of a breach of a director’s duty of care.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely upon our review of copies of reports received by us pursuant to Section 16(a) of the Securities Exchange Act of 1934, we believe that all of our directors, officers and beneficial owners of more than 10 percent of our common stock filed all such reports on a timely basis during 2010.

Item 11.  Executive Compensation.

The Company has not paid any compensation to any person, including its directors and executive officers, since inception.  The Company does not have any employment contracts with either of its executive officers.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning ownership of our common stock as of February 17, 2011 by each person known by us to be the beneficial owner of more than five percent of the common stock, each director, each executive officer, and by all directors and executive officers as a group. We believe that each stockholder has sole voting power and sole dispositive power with respect to the shares beneficially owned by him. Unless otherwise indicated, the address of each person listed below is 401 Theodore Fremd Avenue, Rye, New York 10580.

Beneficial Owner	Number of Shares of Common Stock Beneficially Owned	Percent of Ownership

Mario J. Gabelli	878,384(1)	28.7%

LICT Corporation	235,294	7.7%

T. Baulch	300,000(2)	9.8%

Jay Gottlieb	305,322(3)	10.0%

Walter P. Carucci, Uncle Mills Partners and Carr Securities Corporation	210,989(4)	6.9%

Bernard Zimmerman & Company, Inc.	216,100 (4)	7.1%

Robert E. Dolan	579(5)	**

All directors and executive officers as a group (2 in total)	858,963	28.8%

___________________

**	Less than 1%

(1)
Represents 203,090 shares of common stock owned directly by Mr. Gabelli, 340,000 shares owned by a limited partnership for which Mr. Gabelli serves as a general partner  (Mr. Gabelli has less than a 100% interest in the entity and disclaims beneficial ownership of the shares held by this entity which are in excess of his indirect pecuniary interest), and 235,294 shares owned by LICT Corporation (Mr. Gabelli is a “control person” of LICT Corporation and therefore shares owned by LICT Corporation are set forth in the table as also beneficially owned by Mr. Gabelli).  Mr. Gabelli disclaims beneficial ownership of the shares owned by the partnership and LICT Corporation, except for his interest therein.

(2)	Based solely on a Schedule 13G filed by T. Baulch Gottlieb filed as of February 3, 2010, includes 106,427 held of record by the wife of T. Baulch.
(3)	Based solely on a Schedule 13G filed by Jay Gottlieb filed as of January 25, 2011.
(4)
Based solely on a combined Schedule 13G filed by Walter P. Carucci, Uncle Mills Partners, Carr Securities Corporation, and Bernard Zimmerman & Company, Inc. filed as of September 20, 2011 reflecting the following share ownership:  Walter P. Carucci – 87,739 shares (including 10,000 shares owned by Uncle Mills Partners and 6,526 owned by Carr Securities Corporation); Uncle Mills Partners - 10,000; a Carr Securities Corporation – 6,526; and  Bernard Zimmerman & Company – 114,600 shares,

(5)
Includes 70 shares registered in the name of Mr. Dolan’s children with respect to which Mr. Dolan has voting and investment power and 109 shares owned by Mr. Dolan through the LICT Corporation 401(k) Savings Plan.

Item 13.  Certain Relationships and Related Transactions.

None.

Item 14.  Principal Accountant Fees and Services.

Audit Fees

         The aggregate fees  billed by Daszkal Bolton  LLP for  professional services  rendered  for the  audit of the  Company’s financial statements for 2010 and 2009 were $14,000 annually.  For 2010 and 2009, Daszkal Bolton LLP billed the Company an aggregate of $9,000 and $10,500, respectively for reviews of the financial statements included in its quarterly Form 10-Q.

Audit-Related Fees

         No audit-related fees were billed by Daszkal Bolton LLP for 2010 or 2009.

Tax Fees

         No tax fees were billed by Daszkal Bolton LLP for 2010 or 2009.

All Other Fees

         No other fees were billed by Daszkal Bolton LLP for 2010 or 2009 for services other than as set forth above.

PART IV
Item 15.  Exhibits, Financial Statement Schedules.

Exhibit Number	Description

3.1	Certificate of Incorporation of the Company*

3.2	By-laws of the Company*

31.1	Rule 15d-14(a) Certification of the Chief Executive Officer

31.2	Rule 15d-14(a) Certification of the Principal Accounting Officer

32.1	Section 1350 Certification of the Chief Executive Officer

32.2	Section 1350 Certification of the Principal Accounting Officer

_______________

*	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-73996).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN GROUP HOLDING CO.

Dated: March 1, 2011	By:	/s/Robert E. Dolan
ROBERT E. DOLAN
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Mario J. Gabelli	Chief Executive Officer	March 1, 2011
MARIO J. GABELLI	(Principal Executive Officer)
and Director

/s/ Robert E. Dolan	Chief Financial Officer (Principal	March 1, 2011
ROBERT E. DOLAN	Financial and Accounting Officer)
and Director