Form 10-Q
period 2011-03-31
MORGAN GROUP HOLDING CO
filed 2011-05-12
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.    333-73996

MORGAN GROUP HOLDING CO.
(Exact name of small business issuing as specified in its charter)

Delaware	13-4196940
(State or other jurisdiction of	(IRS Employer
Incorporation of organization)	Identification Number)

401 Theodore Fremd Avenue, Rye, New York	10580
(Address of principal executive offices)	(Zip Code)

(914) 921-1877
(Registrant’s telephone number, including area code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [X] Yes   [  ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Class	Outstanding at April 30, 2011
Common Stock, $.01 par value	3,055,345

MORGAN GROUP HOLDING CO.

PART I - FINANCIAL INFORMATION

Item 1.   Financial Statements.

Unaudited Financial Statements

Condensed Balance Sheets as of
March 31, 2011, December 31, 2010 and March 31, 2010

Condensed Statements of Operations for the
Three Months Ended March 31, 2011 and 2010

Condensed Statements of Cash Flows for the
Three Months Ended March 31, 2011 and 2010

Notes to Condensed Financial
Statements as of March 31, 2011

Morgan Group Holding Co.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,	March 31,
	2011	2010	2010
ASSETS
Current assets:
Cash	$18,250	$192,033	$375,985
Investment in Marketable Securities	372,558	203,540	--
Total current assets	390,808	395,573	375,985
Total assets	$390,808	$395,573	$375,985

LIABILITIES
Current liabilities:
Accrued liabilities	$7,000	$--	$7,759
Total current liabilities	7,000	--	7,759

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, none outstanding	--	--	--
Common Stock, $0.01 par value, 10,000,000 shares authorized, 3,055,345 outstanding	30,553	30,553	30,553
Additional paid-in-capital	5,611,447	5,611,447	5,611,447
Accumulated deficit	(5,258,192)	(5,246,427)	(5,273,774)
Total shareholders' equity	383,808	395,573	368,226
Total liabilities and shareholders' equity	$390,808	$395,573	$375,985

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues	$--	$--

Administrative expenses	(16,439)	(15,509)
Other income
Interest and dividends	263	51
Realized and unrealized gains on marketable securities	4,411	--
Net loss before income taxes	(11,765)	(15,884)
Income taxes	--	--
Net loss	($11,765)	($15,884)

Loss per share, basic and diluted	($0.00)	($ 0.01)

Shares outstanding, basic and diluted	3,055,345	3,055,345

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Cash Flows
(Unaudited)

	Year Ended March 31,
	2011	2010
Cash Flows from Operating Activities
Interest received	$35	$51
Cash paid to suppliers	(9,439)	(750)
Net Cash Used In Operating Activities	(9,404)	(699)

Cash Flows from Investing Activities
Purchases of marketable securities	(370,607)	--
Proceeds from the sale of marketable	206,000	--
Dividends received	228	--
Net Cash Used In Investing Activities	(164,379)	--

Cash Flows from Financing Activities	--	--
Net Decrease in Cash	(173,783)	(699)
Cash, Beginning of the Year	192,033	376,684
Cash, End of the Year	$18,250	$375,985

Reconciliation of net loss to net cash used in operating activities:
Net loss	($11,765)	($15,458)
Realized and unrealized gains on marketable securities	(4,411)	--
Dividends received	(228)	--
Decrease in prepaid expenses	--	7,000
Increase in accrued liabilities	7,000	7,759
Net cash used in operating activities	($9,404)	($699)

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Notes to Financial Statements

Note 1.   Basis of Presentation

Morgan Group Holding Co. (“Holding” or “the Company”) was incorporated in November 2001 as a wholly-owned subsidiary of LICT Corporation (“LICT, formerly Lynch Interactive Corporation”) to serve, among other business purposes, as a holding company for LICT’s controlling interest in The Morgan Group, Inc. (“Morgan”).  On January 24, 2002, LICT spun off 2,820,051 shares of Holding common stock through a pro rata distribution (“Spin-Off”) to its stockholders and retained 235,294 shares.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

Note 2.    Significant Accounting Policies

The Company invests in marketable securities that are bought and held principally for the purpose of selling them in the near term and are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Note 3.   Taxes

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

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

On October 18, 2002, Morgan adopted the liquidation basis of accounting and accordingly, Morgan’s assets and liabilities have been adjusted to estimate net realizable value.  As the carrying value of Morgan’s liabilities exceeded the fair value of its assets, the liabilities were reduced to equal the estimated net realizable value of the assets.

The Company currently has no operating businesses and will seek acquisitions as part of its strategic alternatives.  Its only costs are the administrative expenses required to make the regulatory filings needed to maintain its public status.  These costs are estimated at $25,000 to $50,000 per year.

Results of Operations

For the three months ended March 31, 2011, the Company incurred $16,439 of expenses up slightly from $15,509 of expenses in the three months ended March 31, 2010. Increased legal fees in 2011 caused the variance.

In the Second Quarter of 2010, the company began to invest in marketable securities that are subject to a publicly disclosed acquisition offer but are trading below the proposed acquisition price. During the three months ended March 31, 2011, the Company recorded $3,513 of net realized and unrealized gains from this activity. There was no activity in marketable securities in the three months ended March 31, 2010.  The company also received $228 in dividend income in 2011 also as a result of this marketable security program.  Interest income from the Company investment in a United States Treasury money market fund was $35 during the three months ended March 31, 2011 as compared to $51 during 2010 period result of the lower investment balances in the company’s balances in this investment in 2011.

Liquidity and Capital Resources

As of March 31, 2011, the Company’s only assets consisted of $390,808 in cash and marketable securities and had a capital loss carry forward of about $4.5 million which it expects will substantially expire in 2013.  The ability to utilize this carry forward is dependent on the Company’s ability to generate a capital gain prior to its expiration.

Off Balance Sheet Arrangements

None.

Item 3.   Quantitative and Qualitative Analysis of Market Risk

The Company is a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to report the Quantitative and Qualitative Analysis of Market Risk specified in Item 305 of Regulation S-K.

Item 4.   Controls and Procedures

a)       Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”)) as of the end of the period covered by this report.  Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Act is recorded, processed, summarized and reported within the time periods specified in the  rules and forms of the Securities and Exchange Commission.  The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b)      Changes in Internal Controls

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our financial statements.

Forward Looking Discussion

This report contains a number of forward-looking statements, including statements regarding the prospective adequacy of the Company’s liquidity and capital resources in the near term. From time to time, the Company may make other oral or written forward-looking statements regarding its anticipated operating revenues, costs and expenses, earnings and other matters affecting its operations and condition. Such forward-looking statements are subject to a number of material factors, which could cause the statements or projections contained therein, to be materially inaccurate. Such factors include the estimated administrative expenses of the Company on a go forward basis.

PART II - OTHER INFORMATION

Item 6.        Exhibits.

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
ROBERT E. DOLAN
Chief Financial Officer

May 12, 2011