Form 10-Q
period 2011-06-30
MORGAN GROUP HOLDING CO
filed 2011-08-05
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [X] Yes [    ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Class	Outstanding at July 30, 2011
Common Stock, $.01 par value	3,055,345

MORGAN GROUP HOLDING CO.
TABLE OF CONTENTS

		Page No.
	PART I –FINANCIAL INFORMATION
Item 1.	Financial Statements.	3-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	8

Item 4.	Controls and Procedures.	8

PART II – OTHER INFORMATION
Item 6.	Exhibits.	9

	Signatures	10

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Financial Statements

Condensed Balance Sheets as of
June 30, 2011, December 31, 2010 and June 30, 2010

Condensed Statements of Operations for the
Three and Six Months Ended June 30, 2011 and 2010

Condensed Statements of Cash Flows for the
Six Months Ended June 30, 2011 and 2010

Notes to Condensed Financial
Statements as of June 30, 2011

Morgan Group Holding Co.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,	June 30,
	2011	2010	2010
ASSETS
Current assets:
Cash	$176,129	$192,033	$99,352
Investment in Marketable Securities	212,503	203,540	266,625
Total current assets	388,632	395,573	365,977
Total assets	$388,632	$395,573	$365,977

LIABILITIES
Current liabilities:
Accrued liabilities	$6,000	$--	$--
Total current liabilities	6,000	--	--

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock, $0.01 par value, 1,000,000 shares
authorized, none outstanding	--	--	--
Common Stock, $0.01 par value, 10,000,000 shares
authorized, 3,055,345 outstanding	30,553	30,553	30,553
Additional paid-in-capital	5,611,447	5,611,447	5,611,447
Accumulated deficit	(5,259,368)	(5,246,427)	(5,276,023)
Total shareholders' equity	382,632	395,573	365,977
Total liabilities and shareholders' equity	$388,632	$395,573	$365,977

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Revenues	$--	$--	$--	$--

Administrative expenses	(3,040)	(3,486)	(19,479)	(18,995)
Other income
Interest and dividends	337	47	600	98
Realized and unrealized gains on
marketable securities	1,527	1,190	5,938	1,190
Net loss before income taxes	(1,176)	(2,249)	(12,941)	(17,707)
Income taxes	--	--	--	--
Net loss	($1,176)	($2,249)	($12,941)	($17,707)

Loss per share, basic and diluted	($0.00)	($0.00)	($0.00)	($0.01)

Shares outstanding, basic and diluted	3,055,345	3,055,345	3,055,345	3,055,345

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2011	2010
Cash Flows from Operating Activities
Interest received	$48	$98
Cash paid to suppliers	(13,479)	(11,995)
Net Cash Used In Operating Activities	(13,431)	(11,897)

Cash Flows from Investing Activities
Purchases of marketable securities	(607,407)	(610,435)
Proceeds from the sale of marketable	604,382	345,000
Dividends received	552	--
Net Cash Used In Investing Activities	(2,473)	(265,435)

Cash Flows from Financing Activities	--	--
Net Decrease in Cash	(15,904)	(277,332)
Cash, Beginning of the Period	192,033	376,684
Cash, End of the Period	$176,129	$99,352

Reconciliation of net loss to net cash used in operating
activities:
Net loss	($12,941)	($17,707)
Realized and unrealized gains on marketable securities	(5,938)	(1,190)
Dividends received	(552)	--
Decrease in prepaid expenses	--	7,000
Increase in accrued liabilities	6,000	--
Net cash used in operating activities	($13,431)	(11,897)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

Results of Operations

For the three months ended June 30, 2011, the Company incurred $3,040 of administrative expenses down from $3,489 of such expenses in the three months ended June 30, 2010. Lower accounting expenses offset, to some extent, by increased legal fees in 2011 caused the variance. For the six months ended June 30, 2011, the Company incurred $19,479 of administrative expenses up from $18,995 of such expenses in the six months ended June 30, 2010. Increased legal fees offset, to some extent, by lower accounting expenses in 2011 caused the variance.

In the Second Quarter of 2010, the company began to invest in marketable securities that are subject to a publicly disclosed acquisition offer but are trading below the proposed acquisition price. During the three months ended June 30, 2011, the Company recorded $1,527 of net realized and unrealized gains from this activity as compared to $1,190 in the comparable prior year period. During the six months ended June 30, 2011, the Company recorded $5,938 of net realized and unrealized gains from this activity as compared to $1,190 in the comparable prior year period. As noted, there was no activity in marketable securities in the three months ended March 31, 2010. The availability of such transactions, their timing, and overall movements in the securities markets caused the remaining variances.

As a result of this marketable security program, the Company also received dividend income of $324 and $552, respectively, for the three and six month periods ended June 30, 2011.

Interest income from the Company investment in a United States Treasury money market fund was $13 during the three months ended June 30, 2011 as compared to $36 during 2010 period, and $48 during the six months ended June 30, 2011 as compared to $98 during the comparable 2010 period. The variances resulted from lower investment balances in the Company’s balances in this investment in 2011.

Liquidity and Capital Resources

As of June 30, 2011, the Company’s only assets consisted of $388,632 in cash and marketable securities and had a capital loss carry forward of approximately $4.5 million which it expects will substantially expire in 2013. The ability to utilize this carry forward is dependent on the Company’s ability to generate a capital gain prior to its expiration.

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

August 2, 2011