Form 10-Q/A
period 2011-06-30
MORGAN GROUP HOLDING CO
filed 2011-08-24
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE – AMENDMENT

     The sole purpose of this Amendment No. 1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2011 of Morgan Group Holding Co. (the “Company”) filed with the Securities and Exchange Commission on August 5, 2011 (the “Form 10-Q”) is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this Amendment provides the financial statements and related notes from the previously filed Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, and otherwise are not subject to liability under those sections.

PART II - OTHER INFORMATION

Item 6.	Exhibits.

	Exhibit 3.1	Certificate of Incorporation of the Company*

	Exhibit 3.2	By-laws of the Company*

	Exhibit 31.1	Chief Executive Officer Rule 15d-14(a) Certification**

	Exhibit 31.2	Principal Financial Officer Rule 15d-14(a) Certification**

	Exhibit 32.1	Chief Executive Officer Section 1350 Certification**

	Exhibit 32.2	Principal Financial Officer Section 1350 Certification**

	101.INS	XBRL Instance Document ***

	101.SCH	XBRL Taxonomy Extension Schema Document ***

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase ***

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document ***

	101.LAB	XBRL Taxonomy Extension Label Linkbase Document ***

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **

*	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-73996).

**	These exhibits were previously included or incorporated by reference in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2011, filed with the Securities and Exchange Commission on August 5, 2011.

***	Furnished herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN GROUP HOLDING CO.

By:	/s/ Robert E. Dolan
ROBERT E. DOLAN
Chief Financial Officer

August 24, 2011