Form 10-Q
period 2011-09-30
MORGAN GROUP HOLDING CO
filed 2011-11-08
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [    ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [    ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [X] Yes [    ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Class	Outstanding at October 24, 2011
Common Stock, $.01 par value	3,055,345

MORGAN GROUP HOLDING CO.
TABLE OF CONTENTS

		Page No.
	PART I –FINANCIAL INFORMATION
Item 1.	Financial Statements.	3-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	9

Item 4.	Controls and Procedures.	9

	PART II – OTHER INFORMATION
Item 6.	Exhibits.	9

	Signatures	10

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Financial Statements

Condensed Balance Sheets as of September 30, 2011, December 31, 2010 and September 30, 2010
Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2011 and 2010

Notes to Condensed Financial Statements as of September 30, 2011

Morgan Group Holding Co.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,	September 30,
	2011	2010	2010
ASSETS
Current assets:
Cash	$264,355	$192,033	$307,413
Investment in Marketable Securities	120,680	203,540	97,840
Total current assets	385,035	395,573	405,253
Total assets	$385,035	$395,573	$405,253

LIABILITIES
Current liabilities:
Accrued liabilities	$22,798	$--	$--
Total current liabilities	22,798	--	--

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock, $0.01 par value, 1,000,000 shares
authorized, none outstanding	--	--	--
Common Stock, $0.01 par value, 10,000,000 shares
authorized, 3,055,345 outstanding	30,553	30,553	30,553
Additional paid-in-capital	5,611,447	5,611,447	5,611,447
Accumulated deficit	(5,279,763)	(5,246,427)	(5,236,747)
Total shareholders' equity	362,237	395,573	405,253
Total liabilities and shareholders' equity	$385,035	$395,573	$405,253

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues	$--	$--	$--	$--

Administrative expenses	(22,813)	(4,286)	(42,292)	(23,281)
Other income
Interest and dividends	324	36	924	134
Realized and unrealized gains on
marketable securities	2,094	43,526	8,032	44,716
Net (loss) income before income taxes	(20,395)	39,276	(33,336)	21,569
Income taxes	--	--	--	--
Net (loss) income	($20,395)	$39,276	($33,336)	$21,569

(Loss) earnings per share, basic and
diluted	($0.01)	$0.01	($0.01)	$0.01

Shares outstanding, basic and diluted	3,055,345	3,055,345	3,055,345	3,055,345

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash Flows from Operating Activities
Interest received	$48	$134
Cash paid to suppliers	(19,494)	(16,281)
Net cash used in operating activities	(19,446)	(16,147)

Cash Flows from Investing Activities
Purchases of marketable securities	(989,240)	(1,014,037)
Proceeds from the sale of marketable	1,080,132	960,913
Dividends received	876	--
Net cash received (used) in investing activities	91,768	(53,124)

Cash Flows from Financing Activities	--	--
Net increase (decrease) in Cash	72,322	(69,271)
Cash, Beginning of the Period	192,033	376,684
Cash, End of the Period	$264,355	$307,413

Reconciliation of net (loss) income to net cash used in
operating activities:
Net (loss) income	($33,336)	21,569
Realized and unrealized gains on marketable securities	(8,032)	(44,716)
Dividends received	(876)	--
Decrease in prepaid expenses	--	7,000
Increase in accrued liabilities	22,798	--
Net cash used in operating activities	($19,446)	($16,147)

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

Results of Operations

For the three months ended September 30, 2011, the Company incurred $22,813 of administrative expenses which was $18,527 higher than the $4,286 of such expenses in the three months ended September 30, 2010. Increased legal fees caused the variance. For the nine months ended September 30, 2011, the Company incurred $42,292 of administrative expenses up $19,011 from $23,281 of such expenses in the nine months ended September 30, 2010. Increased legal fees were again the cause of the variance.

In the second quarter of 2010, the company began to invest in marketable securities that are subject to a publicly disclosed acquisition offer but are trading below the proposed acquisition price. During the three months ended September 30, 2011, the Company recorded $2,094 of net realized and unrealized gains from this activity as compared to $43,526 in the comparable prior year period. During the nine months ended September 30, 2011, the Company recorded $8,032 of net realized and unrealized gains from this activity as compared to $44,716 in the comparable prior year period. As noted, there was no activity in marketable securities in the three months ended March 31, 2010. The availability of such transactions, their timing, and overall movements in the securities markets caused the remaining variances.

As a result of this marketable security program, the Company also received dividend income of $324 and $876, respectively, for the three and nine month periods ended September 30, 2011.

Interest income from the Company investment in a United States Treasury money market fund was $0 during the three months ended September 30, 2011 as compared to $36 during 2010 period, and $48 during the nine months ended September 30, 2011 as compared to $134 during the comparable 2010 period. The variances resulted from lower investment balances in the Company’s balances in this investment in 2011.

Liquidity and Capital Resources

As of September 30, 2011, the Company’s only assets consisted of $385,035 in cash and marketable securities and had a capital loss carry forward of approximately $4.5 million which it expects will substantially expire in 2013. The ability to utilize this carry forward is dependent on the Company’s ability to generate a capital gain prior to its expiration.

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

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit 3.1	Certificate of Incorporation of the Company*

Exhibit 3.2	By-laws of the Company*

Exhibit 31.1	Chief Executive Officer Rule 15d-14(a) Certification.

Exhibit 31.2	Principal Financial Officer Rule 15d-14(a) Certification.

Exhibit 32.1	Chief Executive Officer Section 1350 Certification.

Exhibit 32.2	Principal Financial Officer Section 1350 Certification.

EX-101.INS	XBRL INSTANCE DOCUMENT

EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA

EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE

EX-101.LAB	XBRL TAXONOMY EXTENSION LABEL LINKBASE

EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION LINKBASE

EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
____________________

*	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-73996).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN GROUP HOLDING CO.

By:	/s/ Robert E. Dolan
ROBERT E. DOLAN
Chief Financial Officer

November 7, 2011