Form 10-K
period 2011-12-31
MORGAN GROUP HOLDING CO
filed 2012-03-27
CIK 1162283

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2011
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from  ____________ to ____________

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

As of February 17, 2012, the aggregate market value of the Registrant’s voting and nonvoting common equity held by non-affiliates of the Registrant was approximately $321,000, which value, solely for the purposes of this calculation, excludes shares held by the Registrant’s officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

The number of outstanding shares of the Registrant's Common Stock was 3,055,345 as of February 17, 2012

MORGAN GROUP HOLDING CO.
TABLE OF CONTENTS

		Page No.
Item 1.	Business.	4

Item 1A.	Risk Factors.	4

Item 1B.	Unresolved Staff Comments.	4

Item 2.	Properties.	4

Item 3.	Legal Proceedings.	4

Item 4.	Submission of Matters to a Vote of Security Holders.	4

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases
	of Equity Securities	4-5

Item 6.	Selected Financial Data.	5

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	5-6

Item 7A.	Quantitative and Qualitative Disclosure About Market Risk.	6

Item 8.	Financial Statements and Supplementary Data.	6-15

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.	15

Item 9A.	Controls and Procedures.	15-16

Item 9B.	Other Information.	16

Item 10.	Directors, Executive Officers and Corporate Governance.	16-18

Item 11.	Executive Compensation.	18

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder
	Matters.	18-19

Item 13.	Certain Relationships and Related Transactions and Director Independence.	19

Item 14.	Principal Accounting Fees and Services.	19

Item 15.	Exhibits, Financial Statement Schedules.	20

	Signatures	21

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

	High	Low
2011 Fiscal Year
First Quarter	$0.10	$0.09
Second Quarter	$0.135	$0.10
Third Quarter	$0.145	$0.10
Fourth Quarter	$0.13	$0.13

2010 Fiscal Year
First Quarter	$0.131	$0.08
Second Quarter	$0.08	$0.055
Third Quarter	$0.18	$0.071
Fourth Quarter	$0.13	$0.09

     As of February 17, 2012 there were approximately 1,400 holders of record of the Company’s common stock.

     The Company has never declared a cash dividend on its common stock and its Board of Directors does not anticipate that it will pay cash dividends in the foreseeable future.

     During the fiscal year ended December 31, 2011, the Company did not sell any unregistered securities, and did not repurchase any of its shares from its shareholders.

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

     Overview

     As of December 31, 2011, the Company’s only assets consisted of approximately $340,000 in cash and marketable securities and a capital loss carry forward of about $4 million which it expects will expire in 2013. The ability to utilize this loss carry-forward is dependent on the Company’s ability to generate a capital gain prior to its expiration.

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

     Results of Operations

     For the year ended December 31, 2011, the Company incurred administrative expenses of $68,000, versus $31,000 in 2010. Increased fees, in part due to our annual meeting, caused the variance.

     During 2010, the company began to invest in marketable securities that are subject to a publicly disclosed acquisition offer but are trading below the proposed acquisition price. During the year ended December 31, 2011 the Company recorded approximately $7,000 of net realized and unrealized gains from this activity as compared to $43,000 in 2010. In addition, the company also received $876 in dividend income from these transactions in 2011 as compared to $170 in 2010. The relative amount of gains, or losses, and dividends in any period is very dependent of number and timing of the available transactions over that period. Interest income from the Company investment in a United States Treasury money market fund was $49 during the year ended December 31, 2011 as compared to $176 during 2010 respectively as a result of the lower interest rates in this investment in 2011.

     Liquidity and Capital Resources

     At December 31, 2011, we had approximately $340,000 in cash and marketable securities as compared to approximately $396,000 at December 31, 2010.

Item 7A. Quantitative and Qualitative Analysis of Market Risk

     We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to report the Quantitative and Qualitative Analysis of Market Risk specified in Item 305 of Regulation S-K.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Balance Sheets as of
December 31, 2011 and 2010

Statements of Operations for the
Years Ended December 31, 2011 and 2010

Statements of Cash Flows for the
Years Ended December 31, 2011 and 2010

Statements of Shareholders’ Equity for the
Years Ended December 31, 2011 and 2010

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Morgan Group Holding Co.
Rye, New York

We have audited the accompanying balance sheets of Morgan Group Holding Co. (the “Company”) as of December 31, 2011 and 2010 and the related statements of operations, shareholder’s equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of Morgan Group Holding Company as of December 31, 2011 and 2010 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Daszkal Bolton LLP

Boca Raton, Florida
March 27, 2012

Morgan Group Holding Co.
Balance Sheets

	December 31,
	2011	2010
ASSETS
Current assets:
Cash	$216,384	$192,033
Investment in Marketable Securities	123,700	203,540
Total current assets	340,084	395,573
Investment in Morgan Group, Inc.	--	--
Total assets	$340,084	$395,573

LIABILITIES
Current liabilities:
Accounts payable	$4,108	$--
Total current liabilities	4,108	--

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock, $0.01 par value, 1,000,000 shares
authorized, none outstanding	--	--
Common Stock, $0.01 par value, 10,000,000 shares
authorized, 3,055,345 outstanding	30,553	30,553
Additional paid-in-capital	5,611,447	5,611,447
Accumulated deficit	(5,306,024)	(5,246,427)
Total shareholders' equity	335,976	395,573
Total liabilities and shareholders' equity	$340,084	$395,573

See accompanying notes to financial statements

Morgan Group Holding Co.
Statements of Operations

	Year Ended December 31,
	2011	2010
Revenues	$--	$--

Administrative expenses	(67,879)	(31,310)
Other income
Interest and dividends	925	346
Realized and unrealized gains on marketable securities	7,357	42,853
Net income (loss) before income taxes	(59,597)	11,889
Income taxes	--	--
Net income (loss)	($59,597)	$11,889

Income (loss) per share, basic and diluted	($0.02)	$0.00

Shares outstanding, basic and diluted	3,055,345	3,055,345

See accompanying notes to financial statements

Morgan Group Holding Co.
Statements of Cash Flows

	Year Ended December 31,
	2011	2010
Cash Flows from Operating Activities
Interest received	$49	$176
Cash paid to suppliers	(63,771)	(24,310)
Net Cash Used In Operating Activities	(63,722)	(24,134)

Cash Flows from Investing Activities
Purchases of marketable securities	(1,123,603)	(1,367,949)
Proceeds from the sale of marketable	1,210,800	1,207,262
Dividends received	876	170
Net Cash Provided By (Used In) Investing Activities	88,073	(160,517)

Cash Flows from Financing Activities	--	--
Net Increase (Decrease) in Cash	24,351	(184,651)
Cash, Beginning of the Year	192,033	376,684
Cash, End of the Year	$216,384	$192,033

Reconciliation of net loss to net cash used in operating
activities:
Net income (loss)	($59,597)	$11,889
Realized gains from the sale of marketable securities	(3,707)	(44,415)
Change in unrealized (gains) losses from the investment
in marketable securities	(3,649)	1,562
Dividends received	(876)	(170)
Increase in accounts payable	4,108	--
Decrease in prepaid expenses	--	7,000
Net cash used in operating activities	($63,722)	($24,134)

See accompanying notes to financial statements

Morgan Group Holding Co.
Statements of Shareholders’ Equity

	Preferred Stock		Common Stock		Additional
					Paid in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balance, December 31, 2009	--	$--	3,055,345	$30,553	$5,611,447	($5,258,316)	$383,684
Net income for year ended December 31, 2010	--	--	--	--	-	11,889	11,889
Balance, December 31, 2010	--	--	3,055,345	30,553	5,611,447	(5,246,427)	395,573
Net loss for year ended December 31, 2011	--	--	--	--	-	(59,597)	(59,597)
Balance, December 31, 2011	--	$--	3,055,345	$30,553	$5,611,447	($5,306,024)	$335,976

See accompanying notes to financial statements

Morgan Group Holding Co.
Notes to Financial Statements

Note 1.	Basis of Presentation and Significant Accounting Principles

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

     At December 31, 2011 and 2010 all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager.

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

Marketable securities consist of publicly traded common stocks. The Company’s investments in marketable securities are classified as trading under ASC 320 (formerly FASB 115, “Accounting for Certain Investments in Debt and Equity Securities”) and are carried at their estimated fair value based on current market quotes. The Company acquires its marketable securities on the open market through an affiliate of its Chairman and securities are held in an account at the same affiliate. The Company reports the unrealized gains or losses through the current period Statement of Operations. At December 31, 2011 there was $2,087 of unrealized gains on the Company’s investments in marketable securities and at December 31, 2010, there was $1,562 of unrealized losses on the Company’s investments in marketable securities, both of which were included in earnings for the respective periods.

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

Market value was determined using Level 1 inputs, which are quoted prices for identical securities in active markets.

At December 31, 2011 and December 31, 2010, the Gross Unrealized Gains/Losses are as follows:

December 31, 2011		Gross	Estimated
	Cost	Unrealized	Fair
Description	Basis	Gains	Value
Equity	$121,613	$2,087	$123,700

December 31, 2010		Gross	Estimated
	Cost	Unrealized	Fair
Description	Basis	Losses	Value
Equity	$205,102	$1,562	$203,540

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

     The Company is a “C” corporation for Federal tax purposes, and has provided for deferred income taxes for temporary differences between the financial statement and tax bases of its assets and liabilities. As of December 31, 2011 and 2010, the Company has an unused net operating loss carryforward of $203,340 and $136,386 available for use on its future corporate income tax returns which will expire during the years 2020 through 2031. As of December 31, 2011 and 2010, the Company has an unused net capital loss carryforward of $4,400,421 and $4,404,129 available for use on its future corporate income tax returns which will expire during the years 2013.The Company has not recorded a deferred tax liability of approximately $785 arising from its temporary basis differences, as its realization, which is in the Company’s control will be made during a period it can be carriedback to previously incurred losses.

     Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company’s net operating loss carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

     Cumulative temporary differences at December 31, 2011 and 2010 are as follows:

	December 31,
	2011	2010
Net deferred tax assets:
Temporary basis difference	($785)	$588
Net capital loss carryover	1,655,879	1,657,274
Net operating losses carryover	79,200	53,122
	1,734,294	1,710,984
Valuation allowance	(1,734,294)	(1,710,984)
	$--	$--

Income tax provision for the years ended December 31, 2011 and 2010 is comprised of:

	December 31,
	2011	2010
Current income tax provision (benefit)	$--	$--
Deferred income tax provision (benefit)	(23,310)	4,065
Change in valuation allowance	23,310	(4,065)
Income tax benefit	$--	$--

The reconciliation of the provision for income taxes for the years ended December 31, 2011 and 2010, and the amount computed by applying the statutory federal income tax rate to net loss is as follows:

	December 31,
	2011	2010
Tax provision(benefit) at statutory rate	($20,263)	$4,042
State taxes, net of federal expense	(3,047)	23
Change of valuation allowance	23,310	(4,065)
	$-	$-

Note 6.	Commitments and Contingencies

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

Item 9A. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures.

     As required by Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, Management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. This evaluation was carried out under the supervision and with the participation of our principal executive officer as well as our principal financial officer, who concluded that our disclosure controls and procedures are effective.

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

     (b) Management’s Annual Report on Internal Control of Financial Reporting.

     The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2011, the Company’s internal control over financial reporting is effective.

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

Name	Age	Position
Mario J. Gabelli	69	Chief Executive Officer and Director
Robert E. Dolan	60	Chief Financial Officer and Director

     Mario J. Gabelli has served as Chairman and Chief Executive Officer of the Company since November 2001. Mr. Gabelli has also served as the Chairman, Chief Executive Officer and Chief Investment Officer –Value Portfolios and a director of GAMCO Investors Inc. (“GAMCO”), a publicly traded company in the asset management business, since November 1976. He serves as director or trustee of registered investment companies managed by GAMCO and its affiliates (“Gabelli Funds”). Mr. Gabelli also has been a portfolio manager of Teton Advisors, Inc., a publicly traded company in the asset management business since 1993. Teton was spun-off from GAMCO on March 2009. Mr. Gabelli has also served as Chairman and Chief Executive Officer of LICT Corporation (formerly known as Lynch Interactive Corporation), a public company engaged in multimedia and other services. He has served as Chairman since December 2004 (and also from September 1999 to December 2002), as Vice Chairman from December 2002 to December 2004 and as Chief Executive Officer from December 6, 2010 (and also from September 1999 to November 2005). Mr. Gabelli has served as a director of CIBL, Inc. from November 2007, a public company with operations in broadcasting, and wireless communications. Mr. Gabelli has been a director of RLJ Acquisition, Inc., since November 2010, a blank check company formed for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or similar business combination with one or more businesses. In addition, Mr. Gabelli is the Chief Executive Officer, a director and the controlling shareholder of GGCP, Inc., a private company which owns a majority of GAMCO’s Class B Stock, and the Chairman of MJG Associates, Inc., which acts as a investment manager of various investment funds and other accounts. He also serves as an Overseer of the Columbia University Graduate School of Business; Associate Trustee of Boston College and Trustee of Roger Williams University and Director of Winston Churchill Foundation; The E. L. Wiegand Foundation; The National Italian American Foundation, The American-Italian Cancer Foundation, The Foundation for Italian Art & Culture and the Mentor/National Mentoring Partnership; and the Patron’s Committee for the Immaculate Conception School. He is also Chairman of the Gabelli Foundation, Inc., a Nevada private charitable trust.

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

Section 16(a) Beneficial Ownership Reporting Compliance

     To our knowledge, based solely upon our review of copies of reports received by us pursuant to Section 16(a) of the Securities Exchange Act of 1934, we believe that all of our directors, officers and beneficial owners of more than 10 percent of our common stock filed all such reports on a timely basis during 2011.

Item 11. Executive Compensation.

     The Company has not paid any compensation to any person, including its directors and executive officers, since inception. The Company does not have any employment contracts with either of its executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information concerning ownership of our common stock as of February 17, 2012 by each person known by us to be the beneficial owner of more than five percent of the common stock, each director, each executive officer, and by all directors and executive officers as a group. We believe that each stockholder has sole voting power and sole dispositive power with respect to the shares beneficially owned by him. Unless otherwise indicated, the address of each person listed below is 401 Theodore Fremd Avenue, Rye, New York 10580.

	Number of Shares of
	Common Stock
Name and Address* of Beneficial Owner	Beneficially Owned		Percent of Ownership
Mario J. Gabelli	582,134	(1)	19.1%

Jay Gottlieb	305,322	(2)	10.0%
27 Misty Brook Lane
New Fairfield, CT 06812

T. Baulch	300,000	(3)	9.8%
5315-B FM 1960 West, #239
Houston, TX 77069

LICT Corporation	235,294		7.7%

Bernard Zimmerman & Company, Inc.	216,100	(4)	7.1%

Walter P. Carucci, Uncle Mills Partners	219,489	(4)	7.2%
and Carr Securities Corporation

*	Unless otherwise indicated, the address of each person listed above is 401 Theodore Fremd Avenue, Rye, New York 10580.

(1)	Represents 340,000 shares owned by a limited partnership for which Mr. Gabelli serves as a general partner (Mr. Gabelli has less than a 100% interest in the entity and disclaims beneficial ownership of the shares held by this entity which are in excess of his indirect pecuniary interest), and 235,294 shares owned by LICT Corporation (Mr. Gabelli is a “control person” of LICT Corporation and therefore shares owned by LICT Corporation are set forth in the table as also beneficially owned by Mr. Gabelli). In September 2010, American Stock Transfer & Trust Company, LLC (“AST”), the Company’s transfer agent, transferred 276,250 shares of the Company’s common stock owned directly by Mr. Gabelli to State of Connecticut. AST claims that the transfer was pursuant to escheatment law requirements in the State of Connecticut. Mr. Gabelli disputes this claim and AST is taking remedial steps to reinstate Mr. Gabelli’s direct ownership of 276,250 shares of the Company’s common stock. The company is considering issuing shares to Mr. Gabelli to replace the transferred shares with the funds received from the State of Connecticut and AST. Mr. Gabelli disclaims beneficial ownership of the shares owned by the partnership and LICT Corporation, except for his interest therein.

(2)	Based solely on a Schedule 13G/A filed with the Securities and Exchange Commission by Jay Gottlieb on January 25, 2011 identifying Jay Gottlieb as the sole beneficial owner of 305,322 and having sole voting power and sole dispositive power with respect to such shares.

(3)	Based solely on a Schedule 13G/A filed with the Securities and Exchange Commission by T. Baulch on February 15, 2011, identifying T. Baulch as the beneficial owner of 305,000 shares, having sole voting power and sole dispositive power with respect to 198,573 shares and having shared voting power and shared dispositive power with respect to 106,427 shares which are held of record by the wife of T. Baulch.

(4)	Based solely on a Schedule 13G/A filed with the Securities and Exchange Commission by Walter P. Carucci, Uncle Mills Partners (formerly Carucci Family Partners), Carr Securities Corporation, and Bernard Zimmerman & Company, Inc. filed as of February 9, 2012, identifying (i) Walter P. Carucci as the beneficial owner of 219,489 shares (which includes 182,763 shares owned individually, 33,200 shares owned by Uncle Mills Partners and the 3,526 shares owned by Carr Securities Corporation) and having sole voting power and sole dispositive power with respect to such shares, (ii) Uncle Mills Partners as the beneficial owner of 33,200 shares and having sole voting power and sole dispositive power with respect to such shares, (iii) Carr Securities Corporation as the beneficial owner of 3,526 shares and having sole voting power and sole dispositive power with respect to such shares and (iv) Bernard Zimmerman & Company, Inc. as the beneficial owner of 216,100 shares and having sole voting power and sole dispositive power with respect to such shares.

Item 13. Certain Relationships and Related Transactions.

     None.

Item 14. Principal Accountant Fees and Services.

Audit Fees

     The aggregate fees billed by Daszkal Bolton LLP for professional services rendered for the audit of the Company’s financial statements for 2011 and 2010 were $14,000 annually. For 2011 and 2010, Daszkal Bolton LLP billed the Company an aggregate of $9,000 annually for reviews of the financial statements included in its quarterly Form 10-Q.

Audit-Related Fees

     No audit-related fees were billed by Daszkal Bolton LLP for 2011 or 2010.

Tax Fees

     No tax fees were billed by Daszkal Bolton LLP for 2011 or 2010.

All Other Fees

     No other fees were billed by Daszkal Bolton LLP for 2011 or 2010 for services other than as set forth above.

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

MORGAN GROUP HOLDING CO.

Dated: March 27, 2012	By:	/s/Robert E, Dolan
ROBERT E. DOLAN
Chief Financial Officer
(Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Mario J. Gabelli	Chief Executive Officer	March 27, 2012
MARIO J. GABELLI	(Principal Executive Officer)
and Director

/s/ Robert E. Dolan	Chief Financial Officer (Principal	March 27, 2012
ROBERT E. DOLAN	Financial and Accounting Officer)
and Director