Form 10-Q
period 2012-03-31
MORGAN GROUP HOLDING CO
filed 2012-05-15
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [   ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Class	Outstanding at April 30, 2012
Common Stock, $.01 par value	3,055,345

MORGAN GROUP HOLDING CO.
TABLE OF CONTENTS

		Page No.
	PART I –FINANCIAL INFORMATION

Item 1.	Financial Statements.	3-7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	8

Item 4.	Controls and Procedures.	8

PART II – OTHER INFORMATION

Item 6.	Exhibits.	9

	Signatures	10

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Financial Statements

              Condensed Balance Sheets as of
              March 31, 2012, December 31, 2011 and March 31, 2011

              Condensed Statements of Operations for the
              Three Months Ended March 31, 2012 and 2011

              Condensed Statements of Cash Flows for the
              Three Months Ended March 31, 2012 and 2011

              Notes to Condensed Financial
              Statements as of March 31, 2012

Morgan Group Holding Co.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,	March 31,
	2012	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$331,249	$216,384	$18,250
Investment in Marketable Securities	--	123,700	372,558
Total current assets	331,249	340,084	390,808
Total assets	$331,249	$340,084	$390,808

LIABILITIES
Current liabilities:
Accrued liabilities	$11,058	$4,108	$7,000
Total current liabilities	11,058	4,108	7,000
Total liabilities	11,508	4,108	7,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock, $0.01 par value, 1,000,000 shares
authorized, none outstanding	--	--	--
Common Stock, $0.01 par value, 10,000,000 shares
authorized, 3,055,345 outstanding	30,553	30,553	30,553
Additional paid-in-capital	5,611,447	5,611,447	5,611,447
Accumulated deficit	(5,321,809)	(5,306,024)	(5,258,192)
Total shareholders' equity	320,191	335,976	383,808
Total liabilities and shareholders' equity	$331,249	$340,084	$390,808

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues	$--	$--

Administrative expenses	(17,273)	(16,439)
Other income
Interest and dividends	290	263
Realized and unrealized gains on marketable securities	1,198	4,411
Net loss before income taxes	(15,785)	(11,765)
Income taxes	--	--
Net loss	($15,785)	($11,765)

Loss per share, basic and diluted	($0.01)	($0.00)

Shares outstanding, basic and diluted	3,055,345	3,055,345

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities
Interest received	$--	$35
Cash paid to suppliers	(10,323)	(9,439)
Net cash used in operating activities	(10,323)	(9,404)

Cash Flows from Investing Activities
Purchases of marketable securities	--	(370,607)
Proceeds from the sale of marketable	124,898	206,000
Dividends received	290	228
Net cash provided by (used In) investing activities	125,188	(164,379)

Cash Flows from Financing Activities	--	--
Net increase (decrease) in cash and cash equivalents	114,865	(173,783)
Cash and cash equivalents , Beginning of the Year	216,384	192,033
Cash and cash equivalents, End of the Year	$331,349	$18,250

Reconciliation of net loss to net cash used in operating
activities:
Net loss	($15,785)	($11,765)
Realized gains from the sale of marketable securities	(3,285)	(898)
Change in unrealized losses (gains) from investment in
marketable securities	2,087	(3,513)
Dividends received	(290)	(228)
Increase in accrued liabilities	6,950	7,000
Net cash used in operating activities	($10,323)	($9,404)

Cash paid for interest	$--	$--

Cash paid for income taxes	$--	$--

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2. Significant Accounting Policies

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of cash equivalents approximates its fair value based on its nature.

At March 31, 2012, December 31, 2011 and March 31, 2010 all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager.

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

Results of Operations

For the three months ended March 31, 2012, the Company incurred $17,273 of expenses up slightly from $16,439 of expenses in the three months ended March 31, 2011.

The company invests in marketable securities that are subject to a publicly disclosed acquisition offer but are trading below the proposed acquisition price. During the three months ended March 31, 2012, the company recorded $1,198 of net realized and unrealized gains from this activity, as compared to net gains of $4,411 in the three months ended March 31, 2011. The company also received $290 in dividend income in 2012, $263 in 2011, also as a result of this marketable security program. Interest income from the Company investment in a United States Treasury money market fund was $0 during the three months ended March 31, 2012 as compared to $35 during 2011 period as the result of the lower rates of return on Treasury securities in 2012.

Liquidity and Capital Resources

As of March 31, 2012, the Company’s only assets consisted of $331,249 in cash and cash equivalents and had a capital loss carry forward of about $4.5 million which it expects will substantially expire in 2013. The ability to utilize this carry forward is dependent on the Company’s ability to generate a capital gain prior to its expiration.

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

May 14, 2012