Form 10-Q
period 2012-06-30
MORGAN GROUP HOLDING CO
filed 2012-08-06
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [   ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Class	Outstanding at July 30, 2012
Common Stock, $.01 par value	3,055,345

MORGAN GROUP HOLDING CO.
TABLE OF CONTENTS

		Page No.
	PART I –FINANCIAL INFORMATION

Item 1.	Financial Statements.	3-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	8

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	8

Item 4.	Controls and Procedures.	9

PART II – OTHER INFORMATION

Item 6.	Exhibits.	9

	Signatures	10

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Financial Statements

              Condensed Balance Sheets as of
              June 30, 2012, December 31, 2011 and June 30, 2011

              Condensed Statements of Operations for the
              Three and Six Months Ended June 30, 2012 and 2011

              Condensed Statements of Cash Flows for the
              Six Months Ended June 30, 2012 and 2011

              Notes to Condensed Financial
              Statements as of June 30, 2012

Morgan Group Holding Co.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,	June 30,
	2012	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$321,832	$216,384	$176,129
Investment in marketable securities	--	123,700	212,503
Total current assets	321,832	340,084	388,632
Total assets	$321,832	$340,084	$388,632

LIABILITIES
Current liabilities:
Accrued liabilities	$11,173	$4,108	$6,000
Total current liabilities	11,173	4,108	6,000
Total liabilities	11,173	4,108	6,000

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none outstanding	--	--	--
Common stock, $0.01 par value, 10,000,000 shares
authorized, 3,055,345 outstanding	30,553	30,553	30,553
Additional paid-in-capital	5,611,447	5,611,447	5,611,447
Accumulated deficit	(5,331,341)	(5,306,024)	(5,259,368)
Total shareholders' equity	310,659	335,976	382,632
Total liabilities and shareholders' equity	$321,832	$340,084	$388,632

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues	$--	$--	$--	$--

Administrative expenses	(10,130)	(3,040)	(27,403)	(19,479)
Other income
Interest and dividends	8	337	298	600
Realized and unrealized gains on
marketable securities	590	1,527	1,788	5,938
Net loss before income taxes	(9,532)	(1,176)	(25,317)	(12,941)
Income taxes	--	--	--	--
Net loss	($9,532)	($1,176)	($25,317)	($12,941)

Loss per share, basic and diluted	($0.00)	($0.00)	($0.01)	($0.00)

Shares outstanding, basic and diluted	3,055,345	3,055,345	3,055,345	3,055,345

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Interest received	$8	$48
Cash paid to suppliers	(20,339)	(13,479)
Net cash used in operating activities	(20,331)	(13,431)

Cash Flows from Investing Activities
Purchases of marketable securities	(227,139)	(607,407)
Proceeds from the sale of marketable	352,628	604,382
Dividends received	290	552
Net cash provided by (used in) investing activities	125,779	(2,473)

Cash Flows from Financing Activities	--	--
Net increase (decrease) in cash and cash equivalents	105,448	(15,904)
Cash and cash equivalents, beginning of the period	216,384	192,033
Cash and cash equivalents, end of the period	$321,832	$176,129

Reconciliation of net loss to net cash used in operating
activities:
Net loss	($25,317)	($12,941)
Realized gains from the sale of marketable securities	(3,876)	(4,390)
Change in unrealized losses (gains) from investment in
marketable securities	2,087	(1,548)
Dividends received	(290)	(552)
Increase in accrued liabilities	7,065	6,000
Net cash used in operating activities	($20,331)	($13,431)

Cash paid for interest	$--	$--

Cash paid for income taxes	$--	$--

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Notes to Financial Statements

Note 1.	Basis of Presentation

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2.	Significant Accounting Policies

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of cash equivalents approximates its fair value based on its nature.

At June 30, 2012, December 31, 2011 and June 30, 2011 all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager.

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

Results of Operations

For the three months ended June 30, 2012, the Company incurred $10,130 of administrative expenses up from $3,040 of expenses in the three months ended June 30, 2011, due to increased legal fees for various administrative matters. For the six months ended June 30, 2012, the Company incurred $27,403 of expenses up from $19,479 of expenses in the six months ended June 30, 2011, due to increased legal and accounting fees.

The company invests in marketable securities that are subject to a publicly disclosed acquisition offer but are trading below the proposed acquisition price. During the three months ended June 30, 2012, the company recorded $590 of net realized and unrealized gains from this activity, as compared to net gains of $1,527 in the three months ended June 30, 2011. During the six months ended June 30, 2012, the company recorded $1,788 of net realized and unrealized gains from this activity, as compared to net gains of $5,938 in the six months ended June 30, 2011. In addition, the Company also received $0 in dividend income for the three months ended June 30, 2012 as compare to $324 for the three months ended June 30, 2011, also as a result of this marketable security program. During the six months ended June 30, 2012, the company recorded $290 of dividend income as compared to $552 of dividend income in the six months ended June 30, 2011. Interest income from the Company investment in a United States Treasury money market fund was $8 during the three months ended June 30, 2012 as compared to $13 during the three months ended June 30, 0 2011 period as the result of the lower rates of return on Treasury securities in 2012. Comparable amounts for the six month periods ended June 30, were $8 in 2012 and $48 in 2011.

Liquidity and Capital Resources

As of June 30, 2012, the Company’s only assets consisted of cash and cash equivalents of $321,832 and a capital loss carry forward of about $4.5 million which it expects will substantially expire in 2013. The ability to utilize this carry forward is dependent on the Company’s ability to generate a capital gain prior to its expiration.

In August 2010, the Company's stock transfer agent mistakenly escheated to the State of Connecticut the 276,250 shares of the Company's stock owned by Mario J. Gabelli, the Company's Chairman of the Board and Chief Executive Officer. Those shares represented 9.0415% of the Company's stock then outstanding. All of those shares were subsequently sold by the State of Connecticut and Mr. Gabelli was unable to recover them. It is anticipated that Mr. Gabelli will reach a settlement agreement with the transfer agent under which the transfer agent will make a payment to the Company of $57,704.90, the amount required to pay the price of $0.19 per share for 303,710 shares of its stock. That is the number of shares required to return Mr. Gabelli to his previous ownership position of 9.0415% of the Company's outstanding stock. Upon receipt of this payment, the Company will issue 303,710 shares of its stock to Mr. Gabelli. The Company anticipates that this payment will be received and the corresponding shares issued in August 2012. Upon the issuance of such shares, there will be 3,359,055 shares of the Company's stock outstanding.

Off Balance Sheet Arrangements

None.

Item 3. Quantitative and Qualitative Analysis of Market Risk

The Company is a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus is not required to report the Quantitative and Qualitative Analysis of Market Risk specified in Item 305 of Regulation S-K.

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

Forward Looking Discussion

This report contains a number of forward-looking statements, including statements regarding the prospective adequacy of the Company’s liquidity and capital resources in the near term. From time to time, the Company may make other oral or written forward-looking statements regarding its anticipated operating revenues, costs and expenses, earnings and other matters affecting its operations and condition. Such forward-looking statements are subject to a number of material factors which could cause the statements or projections contained therein, to be materially inaccurate. Such factors include the estimated administrative expenses of the Company on a going-forward basis.

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

August 6, 2012