Form 10-Q
period 2012-09-30
MORGAN GROUP HOLDING CO
filed 2012-11-13
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [   ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Class	Outstanding at October 30, 2012
Common Stock, $.01 par value	3,359,055

MORGAN GROUP HOLDING CO.
TABLE OF CONTENTS

		Page No.
PART I –FINANCIAL INFORMATION

Item 1.	Financial Statements.	3-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	10

Item 4.	Controls and Procedures.	10

PART II – OTHER INFORMATION

Item 6.	Exhibits.	11

	Signatures	12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Financial Statements

              Condensed Balance Sheets as of
              September 30, 2012, December 31, 2011 and September 30, 2011

              Condensed Statements of Operations for the
              Three and Nine Months Ended September 30, 2012 and 2011

              Condensed Statements of Cash Flows for the
              Nine Months Ended September 30, 2012 and 2011

              Condensed Statement of Shareholders’ Equity for the
              Nine Months Ended September 30, 2012

              Notes to Condensed Financial
              Statements as of September 30, 2012

Morgan Group Holding Co.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,	September 30,
	2012	2011	2011
ASSETS
Current assets:
Cash and cash equivalents	$369,267	$216,384	$264,355
Investment in marketable securities	--	123,700	120,680
Prepaid expenses	7,908	--	--
Total current assets	377,175	340,084	385,035
Total assets	$377,175	$340,084	$385,035

LIABILITIES
Current liabilities:
Accrued liabilities	$12,885	$4,108	$22,798
Total current liabilities	12,885	4,108	22,798
Total liabilities	12,885	4,108	22,798

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none outstanding	--	--	--
Common stock, $0.01 par value, 10,000,000 shares
authorized, 3,359,055 outstanding	33,591	30,553	30,553
Additional paid-in-capital	5,650,928	5,611,447	5,611,447
Accumulated deficit	(5,320,229)	(5,306,024)	(5,279,763)
Total shareholders' equity	364,290	335,976	362,237
Total liabilities and shareholders' equity	$377,175	$340,084	$385,035

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues	$--	$--	$--	$--

Administrative expenses	(4,991)	(22,813)	(32,394)	(42,292)
Other income
Interest and dividends	417	324	715	924
Realized and unrealized gains on
marketable securities	500	2,094	2,288	8,032
Reimbursement of previously incurred
expenses	15,186	--	15,186	--
Net income (loss) before income taxes	11,112	(20,395)	(14,205)	(33,336)
Income taxes	--	--	--	--
Net income (loss)	$11,112	($20,395)	($14,205)	($33,336)

Net income (loss) per share, basic and
diluted	$0.00	($0.01)	($0.00)	($0.01)

Shares outstanding, basic and diluted	3,146,458	3,055,345	3,283,128	3,055,345

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities
Interest received	$25	$48
Cash paid to suppliers	(31,526)	(19,494)
Reimbursement of previously incurred expenses	15,186	--
Net cash used in operating activities	(16,315)	(19,446)

Cash Flows from Investing Activities
Purchases of marketable securities	(309,639)	(989,240)
Proceeds from the sale of marketable securities	435,628	1,080,132
Dividends received	690	876
Net cash provided by investing activities	126,679	91,768

Cash Flows from Financing Activities
Issuance of replacement shares	42,519	--
Net cash provided by financing activities	42,519
Net increase (decrease) in cash and cash equivalents	152,883	72,322
Cash and cash equivalents, beginning of the period	216,384	192,033
Cash and cash equivalents, end of the period	$369,267	$264,355

Reconciliation of net loss to net cash used in operating
activities:
Net loss	($14,205)	($33,336)
Realized gains from the sale of marketable securities	2,087	(7,403)
Change in unrealized gains from investment in
marketable securities	(4,376)	(629)
Dividends received	(690)	(876)
Increase in prepaid expenses	(7,908)	--
Increase in accrued liabilities	8,777	22,798
Net cash used in operating activities	($16,315)	($19,446)

Cash paid for interest	$--	$--

Cash paid for income taxes	$--	$--

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statement of Shareholders’ Equity
Nine Months Ended September 30, 2012

	Common Stock		Additional
		Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total
Shareholders’ equity,
December 31, 2011	3,055,345	$30,553	$5,611,447	($5,306,024)	$335,976
Issuance of replacement
shares	303,710	3,038	39,481		42,519
Net loss for nine months
ended September 30, 2012	--	--	-	(14,205)	(14,205)
Shareholders’ equity,
September 30, 2012	3,359,055	$33,591	$5,650,928	($5,320,229)	$364,290

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Notes to Financial Statements

Note 1.	Basis of Presentation

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

On October 3, 2002, Morgan ceased its operations when its liability insurance expired and it was unable to secure replacement insurance. On October 18, 2002, Morgan and two of its operating subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division for the purpose of conducting an orderly liquidation of Morgan’s assets. On March 31, 2008, the bankruptcy proceeding was concluded and the bankruptcy court dismissed the proceeding. The Company received no value for its equity ownership from the bankruptcy proceeding.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2.	Significant Accounting Policies

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of cash equivalents approximates its fair value based on its nature.

At September 30, 2012, December 31, 2011 and September 30, 2011 all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager.

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

The Company has not guaranteed any of the obligations of Morgan and believes it currently has no commitment or obligation to fund any creditors.

Note 5.	Shareholders’ Equity

In August 2010, the Company’s stock transfer agent mistakenly escheated to the State of Connecticut the 276,250 shares of the Company’s stock owned by Mario J. Gabelli, the Company’s Chairman of the Board and Chief Executive Officer. Those shares represented 9.0415% of the Company’s stock then outstanding. All of those shares were subsequently sold by the State of Connecticut and Mr. Gabelli was unable to recover them. On August 6, 2012, Mr. Gabelli reached a settlement agreement with the transfer agent under which the transfer agent made a payment to the Company of $57,705, the amount required to pay the price of $0.19 per share for 303,710 shares of its stock. That is the number of shares required to return Mr. Gabelli to his previous ownership position of 9.0415% of the Company’s outstanding stock. The Company subsequently issued 303,710 shares of its stock to Mr. Gabelli. With the issuance of such shares, there are 3,359,055 shares of the Company’s stock outstanding. For accounting purposes, the Company recorded the issuance of shares at $0.14 per share, $42,519. The remaining amount of $15,186 was treated as a reimbursement of previously incurred legal expenses relating to the settlement of the erroneous escheatment and has been recognized as Other Income in the enclosed Condensed Statement of Operations.

Effective November 1, 2012, the Company appointed Jonathan P. Evans as its Chief Executive Officer. The Company may negotiate a sale of shares of its common stock to Mr. Evans and may also negotiate some form of equity compensation or participation for him.

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

Results of Operations

For the three months ended September 30, 2012, the Company incurred $4,991 of administrative expenses down from $22,813 of expenses in the three months ended September 30, 2011, due to decreased legal fees for various administrative matters. For the nine months ended September 30, 2012, the Company incurred $32,394 of expenses, down from $42,292 of expenses in the nine months ended September 30, 2011, due to decreased legal and accounting fees.

The company invests in marketable securities that are subject to a publicly disclosed acquisition offer but are trading below the proposed acquisition price. During the three months ended September 30, 2012, the company recorded $500 of net realized and unrealized gains from this activity, as compared to net gains of $2,094 in the three months ended September 30, 2011. During the nine months ended September 30, 2012, the Company recorded $2,288 of net realized and unrealized gains from this activity, as compared to net gains of $8,032 in the nine months ended September 30, 2011. In addition, the Company also received $400 in dividend income for the three months ended September 30, 2012 as compare to $324 for the three months ended September 30, 2011, also as a result of this marketable security program. During the nine months ended September 30, 2012, the company recorded $690 of dividend income as compared to $876 of dividend income in the nine months ended September 30, 2011. Interest income from the Company investment in a United States Treasury money market fund was $17 during the three months ended September 30, 2012 as compared to $0 during the three months ended September 30, 2011 period as the result of the lower investments in Treasury securities in 2011. Comparable amounts for the nine month periods ended September 30, were $25 in 2012 and $48 in 2011, as a result of lower rates of return on Treasury securities in 2012.

During the three months ended September 30, 2012, the Company received reimbursement from its transfer agent, American Stock Transfer & Trust Company, LLC, of $15,186 for previously incurred legal fees (see Note 5 to the Condensed Financial Statements).

Liquidity and Capital Resources

As of September 30, 2012, the Company’s principal assets consisted of cash and cash equivalents of $369,267 and a capital loss carry forward of about $4.5 million which it expects will substantially expire in 2013. The ability to utilize this carry forward is dependent on the Company’s ability to generate a capital gain prior to its expiration.

As discussed in Note 5 to the Condensed Financial Statements, during August 2012, the Company received a settlement of $57,705 from its transfer agent to settle a mistaken escheatment of the Company’s shares owned by its Chairman of the Board and Chief Executive Officer. The settlement was used to reimburse the Company for legal expenses in the amount of $15,186, and as payment for the issuance of replacement shares to its Chairman of the Board and Chief Executive Officer in the amount of $42,519.

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

PART II - OTHER INFORMATION

Item 6. Exhibits.

Exhibit 3.1	Certificate of Incorporation of the Company*
Exhibit 3.2	By-laws of the Company*
Exhibit 31.1	Chief Executive Officer Rule 15d-14(a) Certification.
Exhibit 31.2	Principal Financial Officer Rule 15d-14(a) Certification.
Exhibit 32.1	Chief Executive Officer Section 1350 Certification.
Exhibit 32.2	Principal Financial Officer Section 1350 Certification.
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
EX-101.LAB	XBRL TAXONOMY LABEL LINKBASE
EX-101-CAL	XBRL TAXONOMY EXTENSION CALULATION
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
________________

*	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-73996).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN GROUP HOLDING CO.

By:	/s/ Robert E. Dolan
ROBERT E. DOLAN
Chief Financial Officer

November 9, 2012