Form 10-K
period 2012-12-31
MORGAN GROUP HOLDING CO
filed 2013-03-08
CIK 1162283

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2012
or
[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [   ]

As of February 4, 2013, the aggregate market value of the Registrant’s voting and nonvoting common equity held by non-affiliates of the Registrant was approximately $621,000, which value, solely for the purposes of this calculation, excludes shares held by the Registrant’s officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

The number of outstanding shares of the Registrant's Common Stock was 3,359,055 as of February 22, 2013

MORGAN GROUP HOLDING CO.
TABLE OF CONTENTS

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

     Effective November 1, 2012, Jonathan P. Evans has been appointed as the Company’s Chief Executive Officer, replacing Mario J. Gabelli, who remains Chairman of the Board of Directors.

     We are continuing to evaluate all options available to the Company at this time. Under Mr. Evans, the Company is looking to implement a growth strategy by acquiring US-based businesses of an appropriate type and size.

     At present, we have one full time employee.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

PART II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities.

     The shares of our common stock trade on the over-the-counter market in the Pink Sheets, under the symbol: MGHL. The following table sets forth the high and low market prices of the common stock for the periods indicated, as reported by published sources. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

2012 Fiscal Year	High	Low
First Quarter	$0.30	$0.13
Second Quarter	$0.24	$0.14
Third Quarter	$0.16	$0.13
Fourth Quarter	$0.40	$0.12

2011 Fiscal Year
First Quarter	$0.10	$0.09
Second Quarter	$0.135	$0.10
Third Quarter	$0.145	$0.10
Fourth Quarter	$0.13	$0.13

     As of February 22, 2013 there were approximately 650 holders of record of the Company’s common stock.

     The Company has never declared a cash dividend on its common stock and its Board of Directors does not anticipate that it will pay cash dividends in the foreseeable future.

     During the fiscal year ended December 31, 2012, the Company issued 303,710 unregistered shares of its common stock to its Chairman. These were issued to replace shares that were erroneously escheated by the Company’s Transfer Agent, see Note 7 to our Financial Statements.

     During the fiscal year ended December 31, 2012 did not repurchase any of its shares from its shareholders.

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

Overview

     As of December 31, 2012, the Company’s only assets consisted of $355,518 in cash and cash equivalents and a capital loss carry forward of approximately $4.4 million which it expects will expire in 2013. The ability to utilize this loss carry-forward is dependent on the Company’s ability to generate a capital gain prior to its expiration.

     The Company currently has no operating businesses and will seek acquisitions as part of its strategic alternatives. Its only costs are the expenses required to make the regulatory filings needed to maintain its public status and to find and evaluate potential acquisitions. These costs are estimated at $25,000 to $75,000 per year.

     We are evaluating all options available to the Company at this time.

     Results of Operations

     For the year ended December 31, 2012, the Company incurred administrative expenses of $35,641 versus $67,879 in 2011. In December 2012, the Company issued to its Chief Executive Officer and Chief Financial Officer options and warrants in the Company’s common shares. Under the FASB Accounting Standard Codification (ASC) 718, Stock Compensation, during 2012 the Company expensed, as a non-cash charge, $109,440 repenting the difference between the fair value of the options and warrants issued, determined under a Black Scholes methodology, and the amount paid for the options and warrants by the officers. In addition, during 2012, the Company received reimbursement from its transfer agent, American Stock Transfer & Trust Company, LLC, of $15,186 for previously incurred legal fees (see Note 7 to the Condensed Financial Statements). In addition, the Company incurred lower expenses in 2012 because it did not hold an Annual Shareholders Meeting.

     During 2010, the company began to invest from time to time in marketable securities that are subject to a publicly disclosed acquisition offer but are trading below the proposed acquisition price and selected mutual funds. During the year ended December 31, 2012 the Company recorded approximately $1,355 of net realized and unrealized gains from this activity as compared to $7,357 in 2011. In addition, the company also received $690 in dividend income from these transactions in 2012 as compared to $876 in 2011. The relative amount of gains, or losses, and dividends in any period is very dependent on the number and timing of the available transactions over that period. Interest income from the Company investment in a United States Treasury money market fund was $55 during the year ended December 31, 2012 as compared to $49 during 2011 as a result of the slightly higher investment balances in 2012.

     Liquidity and Capital Resources

     At December 31, 2012, we had $355,518 in cash and cash equivalents as compared to $340,084 in cash, cash equivalents, and marketable securities at December 31, 2011.

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

Item 8. Financial Statements and Supplementary Data.

     Report of Independent Registered Public Accounting Firm

     Balance Sheets as of
     December 31, 2012 and 2011

     Statements of Operations for the
     Years Ended December 31, 2012 and 2011

     Statements of Cash Flows for the
     Years Ended December 31, 2012 and 2011

     Statements of Shareholders’ Equity for the
     Years Ended December 31, 2012 and 2011

     Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Morgan Group Holding Co.
Rye, New York

We have audited the accompanying balance sheets of Morgan Group Holding Co. (the “Company”) as of December 31, 2012 and 2011 and the related statements of operations, shareholders’ equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morgan Group Holding Company as of December 31, 2012 and 2011 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Daszkal Bolton LLP

Boca Raton, Florida
March 8, 2013

Morgan Group Holding Co.
Balance Sheets

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$355,518	$216,384
Investment in marketable securities	--	123,700
Prepaid expenses	5,931	--
Total current assets	361,449	340,084
Property and equipment, net	1,879	--
Total assets	$363,328	$340,084

LIABILITIES
Current liabilities:
Accounts payable	$16,374	$4,108
Total current liabilities	16,374	4,108

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock, $0.01 par value, 1,000,000 shares
authorized, none outstanding	--	--
Common Stock, $0.01 par value, 10,000,000 shares
authorized, 3,359,055 and 3,055,345 outstanding at
December 31, 2012 and 2011, respectively	33,591	30,553
Additional paid-in-capital	5,762,368	5,611,447
Accumulated deficit	(5,449,005)	(5,306,024)
Total shareholders' equity	346,954	335,976
Total liabilities and shareholders' equity	$363,328	$340,084

See accompanying notes to financial statements

Morgan Group Holding Co.
Statements of Operations

	Year Ended December 31,
	2012	2011
Revenues	$--	$--

Administrative expenses	(35,641)	(67,879)
Stock Based Compensation (See Note 7)	(109,440)	--
Other income
Interest and dividends	745	925
Realized and unrealized gains on marketable securities	1,355	7,357
Net loss before income taxes	(142,981)	(59,597)
Income taxes	--	--
Net loss	($142,981)	($59,597)

Loss per share, basic and diluted	($0.05)	($0.02)

Average shares outstanding, basic and diluted	3,176,829	3,055,345

See accompanying notes to financial statements

Morgan Group Holding Co.
Statements of Cash Flows

	Year Ended December 31,
	2012	2011
Cash Flows from Operating Activities
Interest received	$55	$49
Cash paid to suppliers	(29,225)	(63,771)
Net cash used in operating activities	(29,170)	(63,722)

Cash Flows from Investing Activities
Purchases of marketable securities	(617,164)	(1,123,603)
Proceeds from the sale of marketable securities	742,220	1,210,800
Purchase of equipment	(1,961)	--
Dividends received	690	876
Net cash provided by investing activities	123,785	88,073

Cash Flows from Financing Activities
Issuance of replacement shares	42,519	--
Issuance of warrants	2,000	--
Cash provided by financing activities	44,519	--
Net increase in cash	139,134	24,351
Cash and cash equivalents, beginning of the year	216,384	192,033
Cash and cash equivalents, end of the year	$355,518	$216,384

Reconciliation of net loss to net cash used in operating activities:
Net loss	($142,981)	($59,597)
Stock based compensation	109,440	--
Depreciation	82	--
Realized gains from the sale of marketable securities	(3,443)	(3,707)
Change in unrealized (gains) losses from the investment
in marketable securities	2,087	(3,649)
Dividends received	(690)	(876)
Increase in accounts payable	12,266	4,108
Increase in prepaid expenses	(5,931)	--
Net cash used in operating activities	($29,170)	($63,722)

See accompanying notes to financial statements

Morgan Group Holding Co.
Statements of Shareholders’ Equity

	Preferred Stock		Common Stock		Additional
					Paid in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balance, December 31,
2010	--	$--	3,055,345	$30,553	$5,611,447	($5,246,427)	$395,573

Net loss for year ended
December 31, 2011	--	--	--	--	-	(59,597)	(59,597)

Balance, December 31,
2011	--	--	3,055,345	30,553	5,611,447	(5,306,024)	335,976

Issuance of replacement
shares	--	--	303,710	3,038	39,481	--	42,519

Issuance of warrants	--	--	--	--	2,000	--	2,000

Stock based
compensation	--	--	--	--	109,440	--	109,440

Net loss for year ended
December 31, 2012	--	--	--	--	-	(142,981)	(142,981)

Balance, December 31,
2012	--	$--	3,359,055	$33,591	$5,762,368	($5,449,005)	$346,954

See accompanying notes to financial statements

Morgan Group Holding Co.
Notes to Financial Statements

Note 1. Basis of Presentation and Significant Accounting Principles

Basis of Presentation

     Morgan Group Holding Co. (“Holding” or “the Company”) was incorporated in November 2001 as a wholly-owned subsidiary of LICT Corporation (“LICT”, formerly Lynch Interactive Corporation) to serve, among other business purposes, as a holding company for LICT’s controlling interest in The Morgan Group, Inc. (“Morgan”). On January 24, 2002, LICT spun off 2,820,051 shares of Holding common stock through a pro rata distribution (“Spin-Off”) to its stockholders and retained 235,294 shares.

     On October 3, 2002, Morgan ceased its operations when its liability insurance expired and it was unable to secure replacement insurance. On October 18, 2002, Morgan and two of its operating subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division for the purpose of conducting an orderly liquidation of Morgan’s assets. On March 31, 2008, the bankruptcy proceeding was concluded and the bankruptcy court dismissed the proceeding and it was entirely concluded at that time. The Company received no value for its equity ownership from the bankruptcy proceeding.

Significant Accounting Principles

Cash and Cash Equivalents

     All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of cash equivalents approximates its fair value based on its nature.

     At December 31, 2012 and 2011 all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager.

Stock Based Compensation

     During 2012, the Company issued stock options and warrants to two of the Company’s officers, see Note 7. The Company uses a fair value based method of accounting for stock-based compensation provided to our employees. The estimated fair value of option awards on the grant date is determined using the Black Scholes option-pricing model. This sophisticated model utilizes a number of assumptions in arriving at its results, including the estimated life of the option, the risk free interest rate at the date of grant and the volatility of the underlying common stock. There may be other factors which are not considered in the Black Scholes model but which may have an effect on the value of the options as well. The effects of changing any of the assumptions or factors employed by the Black Scholes model may result in a significantly different valuation for the options. As the option and warrants were exercisable at the grant date, the expense, which is based on the value of the warrant or option minus the amount paid by the employee, was recognized on the grant date. For the Year Ended December 31, 2012, $109,440 was recognized for the options and warrants issued as stock-based compensation expense.

Earnings per share

     Basic earnings per share is based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share is based on basic shares plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and unvested restricted stock using the treasury stock method and, if dilutive.

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

Note 2. Marketable Securities

Marketable securities consist of publicly traded common stocks. The Company’s investments in marketable securities are classified as trading under ASC 320 (formerly FASB 115, “Accounting for Certain Investments in Debt and Equity Securities”) and are carried at their estimated fair value based on current market quotes. The Company acquires its marketable securities on the open market through an affiliate of its Chairman and securities are held in an account at the same affiliate. The Company reports the unrealized gains or losses through the current period Statement of Operations. At December 31, 2012, there were no investments in marketable securities and at December 31, 2011, there was $2,087 of unrealized gains on the Company’s investments in marketable securities, which was included in earnings for the Year Ended December 31, 2011.

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

At December 31, 2012, there were no gross unrealized gains or losses.

At December 31, 2011, the gross unrealized gains/losses are as follows:

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

Note 4. Investment in Morgan Group, Inc.

     Upon Morgan’s bankruptcy filing, the Company deconsolidated its investment, as the Company believes it no longer has controlling or significant influence. At December 31, 2007, the estimated value of Morgan’s assets in liquidation was insufficient to satisfy its estimated obligations. On March 31, 2008, the bankruptcy proceeding was concluded and the bankruptcy court dismissed the proceeding. The Company received no value for its equity ownership.

Note 5. Income Taxes

     The Company accounts for income taxes under ASC 740, Income Taxes. Deferred income taxes are determined based upon differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. The Company recognizes any interest and penalties to unrecognized tax benefits as a component of income tax expense.

     No federal current or deferred income taxes were recorded for the years ended December 31, 2012 and 2011, as the Company's income tax benefits were fully offset by a corresponding increase to the valuation allowance against its net deferred income tax assets.

     At December 31, 2012 and 2011, the Company had federal and state net operating loss carryforwards of $235,000 and $203,340, respectively, available to offset future taxable income. These net operating loss carryforwards will expire in varying amounts beginning in 2022 through 2032. At December 31, 2012 and 2011, the Company had federal capital loss carryforwards of $4,397,000 and 4,400,421 available to offset future taxable income. The capital loss carryforward will expire on December 31, 2013.

     The Tax Reform Act of 1986 limits the annual utilization of net operating loss and tax credit carryforwards, following an ownership change of the Company. Note that as a result of the Company's equity financings in recent years, the Company underwent changes in ownership for purposes of the Tax Reform Act. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operating loss carryforwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

     The components of income tax provision (benefit) are as follows:

	December 31,
	2012	2011
Current income taxes:
Federal	$--	$--
State	--	--
Total current income taxes	--	--
Deferred income taxes	99,932	(23,310)
Change in valuation allowance	(99,932)	23,310
Provision (benefit) for income taxes	$--	$--

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

	December 31,
	2012	2011
Current deferred income tax assets	$--	$--

Noncurrent deferred income tax assets:
Net capital loss carryover	1,701,015	1,655,879
Net operating loss carryover difference	90,950	79,200
Stock option compensation	42,338	--
Other temporary basis difference	--	(785)
	1,834,303	1,734,294
Noncurrent deferred income tax liabilities:
Depreciation	(77)	--
	(77)	--
	1,834,226	1,734,294
Valuation allowance	(1,834,226)	(1,734,294)
	$--	$--

The reconciliation of the provision for income taxes for the years ended December 31, 2012 and 2011, and the amount computed by applying the statutory federal income tax rate to net loss is as follows:

	December 31,
	2012	2011
Tax provision (benefit) at statutory rate	($48,614)	($20,263)
State taxes, net of federal expense	4,422	(3,047)
Change of valuation allowance	99,932	23,310
Effect of change in tax rates	(55,740)	--
Effective income tax rate	$--	$--

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

Note 7. Shareholders Equity and Stock Options and Warrants

     In August 2010, the Company’s stock transfer agent mistakenly escheated to the State of Connecticut the 276,250 shares of the Company’s stock owned by Mario J. Gabelli, the Company’s Chairman of the Board and then Chief Executive Officer. Those shares represented 9.0415% of the Company’s stock then outstanding. All of those shares were subsequently sold by the State of Connecticut to a third party and the State and Mr. Gabelli were unable to recover them. On August 6, 2012, Mr. Gabelli reached a settlement agreement with the transfer agent under which the transfer agent made a payment to the Company of $57,705, the amount required to pay the price of $0.19 per share for 303,710 shares of its stock. That is the number of shares required to return Mr. Gabelli to his previous ownership position of 9.0415% of the Company’s outstanding stock. The Company subsequently issued 303,710 shares of its stock to Mr. Gabelli. With the issuance of such shares, there are 3,359,055 shares of the Company’s stock outstanding. For accounting purposes, the Company recorded the issuance of shares at $0.14 per share, $42,519. The remaining amount of $15,186 was treated as a reimbursement of previously incurred legal expenses relating to the settlement of the erroneous escheatment and has been recognized as Other Income in the enclosed Condensed Statement of Operations.

     On December 21, 2012, the Company and Jonathan P. Evans, currently Chief Executive Officer of the Company, entered into a Nonqualified Stock Option Agreement, whereby the Company granted to Mr. Evans an option (the “Option”) to purchase 800,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share of Common Stock, which is the closing price of the Common Stock as quoted on the OTC Markets’ inter-dealer quotation service on December 20, 2012. The Options are exercisable at any time and the exercise period expires December 21, 2015. As of December 31, 2012, these are the only options outstanding.

     Also on December 21, 2012, the Company issued a warrant to purchase up to 1,000,000 shares of the Company’s Common Stock at $1.00 per share to Jonathan P. Evans in exchange for $10,000, which was received in 2013. In addition on that date, the Company issued a warrant to purchase up to 200,000 shares of the Company’s Common Stock to Robert E. Dolan, Chief Financial Officer of the Company, in exchange for $2,000. Both warrants are exercisable currently through December 21, 2017.

     The fair value of options and warrants granted during the year ended December 31, 2012 was estimated on the date of the grant using the Black-Sholes option-pricing model with the following assumptions with regard to the option and warrants, respectively,: risk-free rates of .38% and 0.74%; dividend yield of 0%; expected volatility of 85%; and estimated lives of 3 and 5 years. Expected volatility is based on historical volatility of the Company’s common stock. The expected term of the options and warrants represents the period of time that options and warrants granted are expected to be outstanding and is derived from their terms.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

Item 9A. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures.

     As required by Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, Management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. This evaluation was carried out under the supervision and with the participation of our principal executive officer as well as our principal financial officer, who concluded that our disclosure controls and procedures are effective.

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

     (b) Management’s Annual Report on Internal Control of Financial Reporting.

     The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2012, the Company’s internal control over financial reporting is effective.

     This annual report does not include an attestation report of a registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by a registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

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

Item 9B. Other Information.

     None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     The following information provides the name, business address, present principal occupation, employment history, positions, offices or employments for the past five years and ages as of February 4, 2013 for our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify.

Name	Age	Position
Jonathan P. Evans	36	Chief Executive Officer and Director
Robert E. Dolan	61	Chief Financial Officer and Director

____________________

     Jonathan P. Evans has served as our Chief Executive Officer since November 2012. From 2006 through November 2012, Mr. Evans held various positions with Crane Co.: Director – Strategic Initiatives from May 2012 to November 2012, Director – Marketing & Product Management (Chippenham, England) from May 2011 to May 2012, Director – Operations (Chippenham, England) from May 2010 to May 2011, Currenza Product Manager from September 2007 to May 2010, and Manager of Operational Excellence from July 2006 to September 2007.

     Robert E. Dolan has served as our Chief Financial Officer since November 2001. Mr. Dolan has also served in the following capacities at LICT Corporation: Executive Vice President and Chief Financial Officer from December 6, 2010, Interim Chief Executive Officer and Chief Financial Officer from May 1, 2006 to December 6, 2010, Chief Financial Officer from January 2004 to May 1, 2006, and Chief Financial Officer and Controller from September 1999 to January 2004. In addition, Mr. Dolan was, until September 14, 2009, the Assistant Secretary and director of Sunshine PCS Corporation, a public holding company, and has served in these capacities since November 2000. Also from November 17, 2007, Mr. Dolan is also the Interim Chief Executive Officer and Chief Financial Officer of CIBL, Inc.

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

Code of Ethics

     We have not yet adopted a corporate code of ethics. Our board of directors is considering whether in light of the nature of our company and its lack on any operations, it is necessary or appropriate to adopt a formal corporate code of ethics. If it is determined that such a code would be necessary or appropriate, the Board will then consider establishing, over the next year, a code of ethics.

Legal Proceedings

     Neither of our directors and executive officers has been involved in legal proceedings that would be material to an evaluation of our management.

Section 16(a) Beneficial Ownership Reporting Compliance

     To our knowledge, based solely upon our review of copies of reports received by us pursuant to Section 16(a) of the Securities Exchange Act of 1934, we believe that all of our directors, officers and beneficial owners of more than 10 percent of our common stock filed all such reports on a timely basis during 2012.

Item 11. Executive Compensation.

     The Company has not paid any compensation to any person, including its directors and executive officers, since inception. The Company does not have any employment contracts with either of its executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information concerning ownership of our common stock as of February 4, 2013 by each person known by us to be the beneficial owner of more than five percent of the common stock, each director, each executive officer, and by all directors and executive officers as a group. We believe that each stockholder has sole voting power and sole dispositive power with respect to the shares beneficially owned by him. Unless otherwise indicated, the address of each person listed below is 401 Theodore Fremd Avenue, Rye, New York 10580.

	Number of Shares of
	Common Stock
Name and Address* of Beneficial Owner	Beneficially Owned		Percent of Ownership
Mario J. Gabelli	886,373	(1)	26.4%

Jay Gottlieb	305,322	(2)	9.1%
27 Misty Brook Lane
New Fairfield, CT 06812

T. Baulch	300,000	(3)	8.9%
5315-B FM 1960 West, #239
Houston, TX 77069

LICT Corporation	235,294		7.0%

Bernard Zimmerman & Company, Inc.	216,100	(4)	6.4%

Walter P. Carucci and Uncle Mills Partners	209,499	(4)	6.2%

____________________

*     Unless otherwise indicated, the address of each person listed above is 401 Theodore Fremd Avenue, Rye, New York 10580.

(1)	Represents 310,550 shares owned directly by Mr. Gabelli, 340,000 shares owned by a limited partnership for which Mr. Gabelli serves as a general partner (Mr. Gabelli has less than a 100% interest in the entity and disclaims beneficial ownership of the shares held by this entity which are in excess of his indirect pecuniary interest), and 235,294 shares owned by LICT Corporation (Mr. Gabelli is a “control person” of LICT Corporation and therefore shares owned by LICT Corporation are set forth in the table as also beneficially owned by Mr. Gabelli. Mr. Gabelli disclaims beneficial ownership of the shares owned by the partnership and LICT Corporation, except for his interest therein.)

(2)	Based solely on a Schedule 13G/A filed with the Securities and Exchange Commission by Jay Gottlieb on January 25, 2011 identifying Jay Gottlieb as having acquired and was the sole beneficial owner of 305,322 and having sole voting power and sole dispositive power with respect to such shares. No Schedule 13G/A had previously been filed for Mr. Gottlieb.

(3)	Based solely on a Schedule 13G/A filed with the Securities and Exchange Commission by T. Baulch on February 15, 2011, identifying T. Baulch as the beneficial owner of 305,000 shares, having sole voting power and sole dispositive power with respect to 198,573 shares and having shared voting power and shared dispositive power with respect to 106,427 shares which are held of record by the wife of T. Baulch.

(4)	Based solely on a Schedule 13G/A filed with the Securities and Exchange Commission by Walter P. Carucci, Uncle Mills Partners, and Bernard Zimmerman & Company, Inc. filed as of February 12, 2013, identifying (i) Walter P. Carucci as the beneficial owner of 209,499 shares (which includes 177,999 shares owned individually and 31,500 shares owned by Uncle Mills Partners) and having sole voting power and sole dispositive power with respect to such shares, (ii) Uncle Mills Partners as the beneficial owner of 31,500 shares and having sole voting power and sole dispositive power with respect to such shares, and (iii) Bernard Zimmerman & Company, Inc. as the beneficial owner of 216,100 shares and having sole voting power and sole dispositive power with respect to such shares.

Item 13. Certain Relationships and Related Transactions.

     None.

Item 14. Principal Accountant Fees and Services.

Audit Fees

     The aggregate fees billed by Daszkal Bolton LLP for professional services rendered for the audit of the Company’s financial statements for 2012 and 2011 were $14,000 annually. For 2012 and 2011, Daszkal Bolton LLP billed the Company an aggregate of $9,000 annually for reviews of the financial statements included in its quarterly Form 10-Q.

Audit-Related Fees

     No audit-related fees were billed by Daszkal Bolton LLP for 2012 or 2011.

Tax Fees

     No tax fees were billed by Daszkal Bolton LLP for 2012 or 2011.

All Other Fees

     No other fees were billed by Daszkal Bolton LLP for 2012 or 2011 for services other than as set forth above.

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

MORGAN GROUP HOLDING CO.

Dated: March 8, 2013	By: /s/Robert E. Dolan
ROBERT E. DOLAN
Chief Financial Officer
(Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jonathan P. Evans	Chief Executive Officer	March 8, 2013
JONATHAN P. EVANS	(Principal Executive Officer)
and Director

/s/ Robert E. Dolan	Chief Financial Officer (Principal	March 8, 2013
ROBERT E. DOLAN	Financial and Accounting Officer)
and Director

/s/ Mario J. Gabelli	Director	March 8, 2013
MARIO J. GABELLI