Form 10-Q
period 2013-03-31
MORGAN GROUP HOLDING CO
filed 2013-05-07
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Class	Outstanding at April 30, 2013
Common Stock, $.01 par value	3,359,055

MORGAN GROUP HOLDING CO.
TABLE OF CONTENTS

		Page No.
PART I –FINANCIAL INFORMATION

Item 1.	Financial Statements.	3-8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	10

Item 4.	Controls and Procedures.	10

PART II – OTHER INFORMATION

Item 6.	Exhibits.	10

	Signatures	11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Financial Statements

              Condensed Balance Sheets as of
              March 31, 2013, December 31, 2012 and March 31, 2012

              Condensed Statements of Operations for the
              Three Months Ended March 31, 2013 and 2012

              Condensed Statements of Cash Flows for the
              Three Months Ended March 31, 2013 and 2012

              Condensed Statement of Shareholders’ Equity for the
              Three Months Ended March 31, 2013

              Notes to Condensed Financial
              Statements as of March 31, 2013

Morgan Group Holding Co.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,	March 31,
	2013	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$321,507	355,518	$331,249
Prepaid expenses	12,056	5,931	--
Total current assets	333,563	361,449	331,249
Equipment – Net	1,716	1,879	--
Total assets	$335,279	$363,328	$331,249

LIABILITIES
Current liabilities:
Accrued liabilities	$4,641	$16,374	$11,058
Total current liabilities	4,641	16,374	11,058
Total liabilities	4,641	16,374	11,058

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none outstanding	--	--	--
Common stock, $0.01 par value, 10,000,000 shares
authorized, 3,359,055 outstanding	33,591	33,591	30,553
Additional paid-in-capital	5,772,368	5,762,368	5,611,447
Accumulated deficit	(5,475,321)	(5,449,005)	(5,321,809)
Total shareholders' equity	330,638	346,954	320,191
Total liabilities and shareholders' equity	$335,279	$363,328	$331,249

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2013	2012
Revenues	$--	$--

Administrative expenses	(26,327)	(17,273)
Other income:
Interest and dividends	11	290
Realized and unrealized gains on marketable securities	--	1,198
Net loss before income taxes	(26,316)	(15,785)
Income taxes	--	--
Net loss	($26,316)	($15,785)

Net loss per share, basic and diluted	($0.01)	($0.01)

Shares outstanding, basic and diluted	3,359,055	3,055,345

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities
Interest received	$11	$--
Cash paid to suppliers	(44,022)	(10,323)
Net cash used in operating activities	(44,011)	(10,323)

Cash Flows from Investing Activities
Proceeds from the sale of marketable securities	--	124,898
Dividends received	--	290
Net cash provided by investing activities	--	125,188

Cash Flows from Financing Activities
Proceeds from issuance of warrants	10,000	--
Net cash provided by financing activities	10,000
Net (decrease) increase in cash and cash equivalents	(34,011)	114,865
Cash and cash equivalents, beginning of the period	355,518	216,384
Cash and cash equivalents, end of the period	$321,507	$331,349

Reconciliation of net loss to net cash used in operating activities:
Net loss	($26,316)	($15,785)
Depreciation	163	--
Realized gains from the sale of marketable securities	--	(3,285)
Change in unrealized gains from investment in marketable securities	--	2,087
Dividends received	--	(290)
Increase in prepaid expenses	(6,125)	--
(Decrease) increase in accrued liabilities	(11,733)	6,950
Net cash used in operating activities	($44,011)	($10,323)

Cash paid for interest	$--	$--

Cash paid for income taxes	$--	$--

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statement of Shareholders’ Equity
Three Months Ended March 31, 2013

	Common Stock		Additional
		Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total
Shareholders’ equity,
December 31, 2012	3,359,055	$33,591	$5,762,368	($5,449,005)	$346,954
Issuance of warrants	--	--	10,000	--	10,000
Net loss for three months
ended March 31, 2013	--	--	-	(26,316)	(26,316)
Shareholders’ equity,
March 31, 2013	3,359,055	$33,591	$5,772,368	($5,475,321)	$330,638

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Notes to Condensed Financial Statements

Note 1.	Basis of Presentation

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2.	Significant Accounting Policies

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of cash equivalents approximates its fair value based on its nature.

At March 31, 2013, December 31, 2012 and March 31, 2012 all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager of the money market fund.

The Company may from time to time invest in marketable securities that are bought and held principally for the purpose of selling them in the near term and are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Basic earnings per share is based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share is based on basic shares plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and unvested restricted stock using the treasury stock method and, if dilutive.

Note 3.	Income Taxes

The Company is a “C” corporation for Federal tax purposes, and has provided for deferred income taxes for temporary differences between the financial statement and tax bases of its assets and liabilities. The Company has recorded a full valuation allowance against its deferred tax asset of approximately $1.6 million arising from its temporary basis differences and tax loss carryforward, as its realization is dependent upon the generation of future taxable income during the period when such losses would be deductible.

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

The Company has not guaranteed any of the obligations of Morgan and believes it currently has no commitment or obligation to fund any creditors.

Note 5.	Shareholders’ Equity and Stock Options and Warrants

On December 21, 2012, the Company and Jonathan P. Evans, currently Chief Executive Officer of the Company, entered into a Nonqualified Stock Option Agreement, whereby the Company granted to Mr. Evans an option (the “Option”) to purchase 800,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share of Common Stock, which is the closing price of the Common Stock as quoted on the OTC Markets’ inter-dealer quotation service on December 20, 2012. The Options are exercisable at any time and the exercise period expires December 21, 2015. As of March 31, 2013, these are the only options outstanding.

Also on December 21, 2012, the Company issued a warrant to purchase up to 1,000,000 shares of the Company’s Common Stock at $1.00 per share to Jonathan P. Evans in exchange for $10,000, which was received in 2013. In addition on that date, the Company issued a warrant to purchase up to 200,000 shares of the Company’s Common Stock to Robert E. Dolan, Chief Financial Officer of the Company, in exchange for $2,000. Both warrants are exercisable currently through December 21, 2017. As of March 31, 2013, these are the only warrants outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company currently has no operating businesses and actively seeking acquisitions as part of its strategic alternatives. Its only costs are the expenses required to make the regulatory filings needed to maintain its public status and to find and evaluate potential acquisitions. These costs are estimated at $25,000 to $75,000 per year.

Results of Operations

For the three months ended March 31, 2013, the Company incurred $26,316 of administrative expenses an increase of $9,043 from the $17,273 of expenses in the three months ended March 31, 2012, due to activity associated with acquisition evaluation, the costs of Directors and Officers Insurance and other administrative costs of maintaining in public status.

The company may from time to time invest in marketable securities that are subject to a publicly disclosed acquisition offer but are trading below the proposed acquisition price. No investments have been made during 2013. During the three months ended March 31, 2012, the company recorded $1,198 of net realized and unrealized gains from this activity, no realized or unrealized gains or losses were recorded during 2013. In addition, the Company also received $290 in dividend income for the three months ended March 31, 2012 as compared to $0 for the three months ended March 31, 2013, also as a result of this marketable security program.

Interest income from the Company investments in a money market fund that invests in United States Treasury securities was $11 during the three months ended March 31, 2013 as compared to $0 during the three months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, the Company’s principal assets consisted of cash and cash equivalents of $321,507 and a capital loss carry forward of about $4.4 million which it expects will substantially expire in 2013. The ability to utilize this carry forward is dependent on the Company’s ability to generate a capital gain prior to its expiration, which is unlikely at this time.

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

Forward Looking Discussion

This report contains a number of forward-looking statements, including but not limited to statements regarding the prospective adequacy of the Company’s liquidity and capital resources in the near term. From time to time, the Company may make other oral or written forward-looking statements regarding its anticipated operating revenues, costs and expenses, earnings and other matters affecting its operations and condition. Such forward-looking statements are subject to a number of material factors, which could cause the statements or projections contained therein to be materially inaccurate. Such factors include the estimated administrative expenses of the Company on a going-forward basis.

PART II - OTHER INFORMATION

Item 6.	Exhibits.

	Exhibit 3.1	Certificate of Incorporation of the Company*
	Exhibit 3.2	By-laws of the Company*
	Exhibit 31.1	Chief Executive Officer Rule 15d-14(a) Certification.
	Exhibit 31.2	Principal Financial Officer Rule 15d-14(a) Certification.
	Exhibit 32.1	Chief Executive Officer Section 1350 Certification.
	Exhibit 32.2	Principal Financial Officer Section 1350 Certification.
	EX-101.INS	XBRL INSTANCE DOCUMENT
	EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
	EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
	EX-101.LAB	XBRL TAXONOMY LABEL LINKBASE
	EX-101-CAL	XBRL TAXONOMY EXTENSION CALCULATION
	EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
____________________

*	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-73996).

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN GROUP HOLDING CO.

By:	/s/ Robert E. Dolan
ROBERT E. DOLAN
Chief Financial Officer

May 7, 2013