Form 10-Q
period 2013-06-30
MORGAN GROUP HOLDING CO
filed 2013-08-05
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [   ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Class	Outstanding at July 30, 2013
Common Stock, $.01 par value	3,359,055

MORGAN GROUP HOLDING CO.
TABLE OF CONTENTS

		Page No.
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	3-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	10

Item 4.	Controls and Procedures.	10

PART II – OTHER INFORMATION

Item 6.	Exhibits.	11

	Signatures	12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Financial Statements

              Condensed Balance Sheets as of
              June 30, 2013, December 31, 2012 and June 30, 2012

              Condensed Statements of Operations for the
              Three and Six Months Ended June 30, 2013 and 2012

              Condensed Statements of Cash Flows for the
              Six Months Ended June 30, 2013 and 2012

              Condensed Statement of Shareholders’ Equity for the
              Six Months Ended June 30, 2013

              Notes to Condensed Financial
              Statements as of June 30, 2013

Morgan Group Holding Co.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,	June 30,
	2013	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$312,164	355,518	$321,832
Prepaid expenses	6,838	5,931	--
Total current assets	319,002	361,449	321,832
Equipment – Net	1,553	1,879	--
Total assets	$320,555	$363,328	$321,832

LIABILITIES
Current liabilities:
Accrued liabilities	$1,958	$16,374	$11,173
Total current liabilities	1,958	16,374	11,173
Total liabilities	1,958	16,374	11,173

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none outstanding	--	--	--
Common stock, $0.01 par value, 10,000,000 shares
authorized, 3,359,055 outstanding	33,591	33,591	30,553
Additional paid-in-capital	5,772,368	5,762,368	5,611,447
Accumulated deficit	(5,487,362)	(5,449,005)	(5,331,341)
Total shareholders' equity	318,597	346,954	310,659
Total liabilities and shareholders' equity	$320,555	$363,328	$321,832

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Revenues	$--	$--	$-	$-

Administrative expenses	(12,050)	(10,130)	(38,377)	(27,403)
Other income:
Interest and dividends	8	8	20	298
Realized and unrealized gains on
marketable securities	--	590	--	1,788
Net loss before income taxes	(12,042)	(9,532)	(38,357)	(25,317)
Income taxes	--	--	--	--
Net loss	($12,042)	($9,532)	($38,357)	($25,317)

Net loss per share, basic and diluted	($0.00)	($0.00)	($0.01)	($0.01)

Shares outstanding, basic and diluted	3,359,055	3,055,345	3,359,055	3,055,345

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows used in Operating Activities
Interest received	$20	$8
Cash paid to suppliers	(53,374)	(20,339)
Net cash used in operating activities	(53,354)	(20,331)

Cash Flows from Investing Activities
Purchase of marketable securities	--	(227,139)
Proceeds from the sale of marketable securities	--	352,628
Dividends received	--	290
Net cash provided by investing activities	--	125,779

Cash Flows from Financing Activities
Proceeds from issuance of warrants	10,000	--
Net cash provided by financing activities	10,000
Net (decrease) increase in cash and cash equivalents	(43,354)	105,448
Cash and cash equivalents, beginning of the period	355,518	216,384
Cash and cash equivalents, end of the period	$312,164	$321,832

Reconciliation of net loss to net cash used in operating
activities:
Net loss	($38,357)	($25,317)
Depreciation	327	--
Realized gains from the sale of marketable securities	--	(3,876)
Change in unrealized gains from investment in
marketable securities	--	2,087
Dividends received	--	(290)
Increase in prepaid expenses	(907)	--
(Decrease) increase in accrued liabilities	(14,417)	7,065
Net cash used in operating activities	($53,354)	($20,331)

Cash paid for interest	$--	$--

Cash paid for income taxes	$--	$--

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statement of Shareholders’ Equity
Six Months Ended June 30, 2013

	Common Stock		Additional
		Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total
Shareholders’ equity,
December 31, 2012	3,359,055	$33,591	$5,762,368	($5,449,005)	$346,954
Issuance of warrants	--	--	10,000	--	10,000
Net loss for six months	-
ended June 30, 2013	-	--	-	(38,357)	(38,357)
Shareholders’ equity,
June 30, 2013	3,359,055	$33,591	$5,772,368	($5,487,362)	$318,597

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Notes to Condensed Financial Statements

Note 1.	Basis of Presentation

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2.	Significant Accounting Policies

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of cash equivalents approximates its fair value based on its nature.

At June 30, 2013, December 31, 2012 and June 30, 2012 all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager of the money market fund.

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

On December 21, 2012, the Company and Jonathan P. Evans, currently Chief Executive Officer of the Company, entered into a Nonqualified Stock Option Agreement, whereby the Company granted to Mr. Evans an option (the “Option”) to purchase 800,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share of Common Stock, which is the closing price of the Common Stock as quoted on the OTC Markets’ inter-dealer quotation service on December 20, 2012. The Options are exercisable at any time and the exercise period expires December 21, 2015. As of June 30, 2013, these are the only options outstanding.

Also on December 21, 2012, the Company issued a warrant to purchase up to 1,000,000 shares of the Company’s Common Stock at $1.00 per share to Jonathan P. Evans in exchange for $10,000, which was received in 2013. In addition on that date, the Company issued a warrant to purchase up to 200,000 shares of the Company’s Common Stock to Robert E. Dolan, Chief Financial Officer of the Company, in exchange for $2,000. Both warrants are exercisable currently through December 21, 2017. As of June 30, 2013, these are the only warrants outstanding.

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

Results of Operations

For the three months ended June 30, 2013, the Company incurred $12,050 of administrative expenses, an increase of $1,920 from the $10,130 of expenses in the three months ended June 30, 2012, due to the costs of Directors and Officers Insurance. For the six months ended June 30, 2013, the Company incurred $38,377 of administrative expenses an increase of $10,974 from the $27,403 of expenses in the six months ended June 30, 2012, due to activity associated with acquisition evaluation, the costs of Directors and Officers Insurance and other administrative costs of maintaining in public status.

The company may from time to time invest in marketable securities that are subject to a publicly disclosed acquisition offer but are trading below the proposed acquisition price. No investments have been made during 2013. During the three and six months ended June 30, 2012, the company recorded $590 and $1,788, respectively, of net realized and unrealized gains from this activity, no realized or unrealized gains or losses were recorded during 2013. In addition, the Company also received $290 in dividend income for the three and six months ended June 30, 2012 as compared to $0 for the three and six months ended June 30, 2013, also as a result of this marketable security program.

Interest income from the Company investments in a money market fund that invests in United States Treasury securities and in United States Treasury securities was $8 and $20, respectively, during the three and six months ended June 30, 2013 as compared to $8 during the three and six months ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013, the Company’s principal assets consisted of cash and cash equivalents of $312,164 and a capital loss carry forward of about $4.4 million which it expects will substantially expire at the end of this year. The ability to utilize this carry forward is dependent on the Company’s ability to generate a capital gain prior to its expiration, which is unlikely at this time.

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

August 6, 2013