Form 10-Q
period 2013-09-30
MORGAN GROUP HOLDING CO
filed 2013-11-12
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [   ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Class	Outstanding at November 8, 2013
Common Stock, $.01 par value	3,359,055

MORGAN GROUP HOLDING CO.
TABLE OF CONTENTS

		Page No.
PART I –FINANCIAL INFORMATION

Item 1.	Condensed Financial Statements.	3-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	10

Item 4.	Controls and Procedures.	10-11

PART II – OTHER INFORMATION

Item 6.	Exhibits.	11

	Signatures	12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Financial Statements

              Condensed Balance Sheets as of
              September 30, 2013, December 31, 2012 and September 30, 2012

              Condensed Statements of Operations for the
              Three and Nine Months Ended September 30, 2013 and 2012

              Condensed Statements of Cash Flows for the
              Nine Months Ended September 30, 2013 and 2012

              Condensed Statement of Shareholders’ Equity for the
              Nine Months Ended September 30, 2013

              Notes to Condensed Financial
              Statements as of September 30, 2013

Morgan Group Holding Co.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,	September 30,
	2013	2012	2012
ASSETS
Current assets:
Cash and cash equivalents	$294,786	$355,518	$369,267
Prepaid expenses	11,470	5,931	7,908
Total current assets	306,256	361,449	377,175
Equipment – Net	1,389	1,879	--
Total assets	$307,645	$363,328	$377,175

LIABILITIES
Current liabilities:
Accrued liabilities	$1,388	$16,374	$12,885
Total current liabilities	1,388	16,374	12,885
Total liabilities	1,388	16,374	12,885

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none outstanding	--	--	--
Common stock, $0.01 par value, 10,000,000 shares
authorized, 3,359,055 outstanding	33,591	33,591	33,591
Additional paid-in-capital	5,772,368	5,762,368	5,650,928
Accumulated deficit	(5,499,702)	(5,449,005)	(5,320,229)
Total shareholders' equity	306,257	346,954	364,290
Total liabilities and shareholders' equity	$307,645	$363,328	$377,175

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues	$--	$--	$-	$-

Administrative expenses – net	(12,343)	10,195	(50,720)	(17,208)
Other income:
Interest and dividends	3	417	23	715
Realized and unrealized gains on
marketable securities	--	500	--	2,288
Net (loss)profit before income taxes	(12,340)	11,112	(50,697)	(14,205)
Income taxes	--	--	--	--
Net (loss)profit	($12,340)	$11,112	($50,697)	($14,205)

Net (loss) profit per share, basic and
diluted	($0.00)	$0.00	($0.02)	($0.00)

Shares outstanding, basic and diluted	3,359,055	3,283,128	3,359,055	3,146,458

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows used in Operating Activities
Interest received	$23	$25
Cash paid to suppliers	(70,755)	(16,340)
Net cash used in operating activities	(70,732)	(16,315)

Cash Flows from Investing Activities
Purchase of marketable securities	--	(309,639)
Proceeds from the sale of marketable securities	--	435,628
Dividends received	--	690
Net cash provided by investing activities	--	126,679

Cash Flows from Financing Activities
Proceeds from issuance of warrants	10,000	--
Issuance of replacement shares		42,519
Net cash provided by financing activities	10,000	42,519
Net (decrease) increase in cash and cash equivalents	(60,732)	152,883
Cash and cash equivalents, beginning of the period	355,518	216,384
Cash and cash equivalents, end of the period	$294,786	$369,267

Reconciliation of net loss to net cash used in operating
activities:
Net loss	($50,697)	($14,205)
Depreciation	490	--
Realized gains from the sale of marketable securities	--	(4,376)
Change in unrealized gains from investment in
marketable securities	--	2,087
Dividends received	--	(690)
Increase in prepaid expenses	(5,539)	(7,908)
(Decrease) increase in accrued liabilities	(14,986)	8,777
Net cash used in operating activities	($70,732)	($16,315)

Cash paid for interest	$--	$--

Cash paid for income taxes	$--	$--

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statement of Shareholders’ Equity
Nine Months Ended September 30, 2013

	Common Stock		Additional
		Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total
Shareholders’ equity,
December 31, 2012	3,359,055	$33,591	$5,762,368	($5,449,005)	$346,954
Issuance of warrants	--	--	10,000	--	10,000
Net loss for nine months	-
ended September 30, 2013	-	--	-	(50,697)	(50,697)
Shareholders’ equity,
September 30, 2013	3,359,055	$33,591	$5,772,368	($5,499,702)	$306,257

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Notes to Condensed Financial Statements

Note 1.	Basis of Presentation

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2.	Significant Accounting Policies

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of cash equivalents approximates its fair value based on its nature.

At September 30, 2013, December 31, 2012 and September 30, 2012 all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager of the money market fund.

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

Certain line items in the previously reported financial statements have been reclassified to conform to the current presentation.

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

On December 21, 2012, the Company and Jonathan P. Evans, currently Chief Executive Officer of the Company, entered into a Nonqualified Stock Option Agreement, whereby the Company granted to Mr. Evans an option (the “Option”) to purchase 800,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share of Common Stock, which is the closing price of the Common Stock as quoted on the OTC Markets’ inter-dealer quotation service on December 20, 2012. The Options are exercisable at any time and the exercise period expires December 21, 2015. As of September 30, 2013, these are the only options outstanding.

Also on December 21, 2012, the Company issued a warrant to purchase up to 1,000,000 shares of the Company’s Common Stock at $1.00 per share to Jonathan P. Evans in exchange for $10,000, which was received in 2013. In addition on that date, the Company issued a warrant to purchase up to 200,000 shares of the Company’s Common Stock to Robert E. Dolan, Chief Financial Officer of the Company, in exchange for $2,000. Both warrants are exercisable currently through December 21, 2017. As of September 30, 2013, these are the only warrants outstanding.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company currently has no operating businesses and actively seeking acquisitions as part of its strategic alternatives. The primary, but not exclusive, focus of this search is on US based manufacturing businesses with EBITDA between $5-$20 million. Its only costs are the expenses required to make the regulatory filings needed to maintain its public status and to find and evaluate potential acquisitions. These costs are estimated at $25,000 to $75,000 per year.

Results of Operations

For the three months ended September 30, 2013, the Company incurred $12,343 of administrative expenses as compared to $10,195 of reimbursements in excess of administrative expenses in the three months ended September 30, 2012. During the three months ended September 30, 2012, the Company received reimbursement from its transfer agent, American Stock Transfer & Trust Company, LLC, of $15,186 for previously incurred legal fees (see Note 5 above). The amount exceeded the actual expenses recorded during the three months ended September 30, 2012 of $4,991. 2013 expenses were greater than this amount due primarily to the costs of Directors and Officers Insurance and additional professional fees. For the nine months ended September 30, 2013, the Company incurred $50,720 of administrative expenses an increase of $33,512 from the $17,208 of expenses in the nine months ended September 30, 2012. Aside from the previously noted reimbursement of administrative expenses increase due to activity associated with acquisition evaluation, the cost of Directors and Officers Insurance and other administrative costs of maintaining its public status.

The company may from time to time invest in marketable securities that are subject to a publicly disclosed acquisition offer but are trading below the proposed acquisition price. No investments have been made during 2013. During the three and nine months ended September 30, 2012, the company recorded $500 and $2,288, respectively, of net realized and unrealized gains from this activity, no realized or unrealized gains or losses were recorded during 2013. Also during the three and nine months ended September 30, 2012, received $400 and $690, respectively, in dividend income for the three and nine months ended September 30, 2012 as compared to $0 for the three and nine months ended September 30, 2013, also as a result of this marketable security program.

Interest income from the Company investments in a money market fund that invests in United States Treasury securities and in United States Treasury securities was $3 and $23, respectively, during the three and nine months ended September 30, 2013 as compared to $17 and $25, respectively, during the three and nine months ended September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2013, the Company’s principal assets consisted of cash and cash equivalents of $294,786 and a capital loss carry forward of about $4.4 million which it expects will substantially expire at the end of this year. The ability to utilize this carry forward is dependent on the Company’s ability to generate a capital gain prior to its expiration, which is unlikely at this time.

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

November 11, 2013