Form 10-K
period 2013-12-31
MORGAN GROUP HOLDING CO
filed 2014-02-27
CIK 1162283

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2013

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

As of February 18, 2014, the aggregate market value of the Registrant’s voting and nonvoting common equity held by non-affiliates of the Registrant was approximately $544,000, which value, solely for the purposes of this calculation, excludes shares held by the Registrant’s officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

The number of outstanding shares of the Registrant's Common Stock was 3,359,055 as of February 18, 2014

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

     Effective November 1, 2012, Jonathan P. Evans was appointed as the Company’s Chief Executive Officer, replacing Mario J. Gabelli, who remains Chairman of the Board of Directors.

     We are continuing to evaluate all options available to the Company at this time. Under Mr. Evans, the Company is looking to implement a growth strategy by acquiring businesses based in the United States of an appropriate type and size. The execution of such a strategy will require the Company to obtain significantly more financial resources than it currently possesses. Those resources could take the form of debt and equity offering, or potentially a hybrid instrument. There is no assurance that the Company can obtain such financial resources to successfully implement this strategy.

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

	High	Low
2013 Fiscal Year
First Quarter	$0.41	$0.22
Second Quarter	$0.34	$0.21
Third Quarter	$0.33	$0.22
Fourth Quarter	$0.29	$0.18

2012 Fiscal Year
First Quarter	$0.30	$0.13
Second Quarter	$0.24	$0.14
Third Quarter	$0.16	$0.13
Fourth Quarter	$0.40	$0.12

     As of February 18, 2014 there were approximately 650 holders of record of the Company’s common stock.

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

     During the fiscal years ended December 31, 2013 and 2012, the Company did not repurchase any of its shares from its shareholders.

Item 6. Selected Financial Data.

     We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to report the selected financial data specified in Item 303 of Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

     Forward-Looking Statements and Uncertainty of Financial Projections

     Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

     Overview

     As of December 31, 2013, the Company’s only assets consisted of $284,838 in cash, cash equivalents, and marketable securities and net operating loss carry forwards of approximately $300,000 which will expire from 2022 to 2033.

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

     Results of Operations

     For the year ended December 31, 2013, the Company incurred administrative expenses of $62,689 versus $35,641 in 2012. Administrative expense in 2013 included: professional fees and other costs of maintaining our public company status of $34,246, expenses associated with acquisition activity of $14,887, and Directors and Officers insurance of $12,715, and miscellaneous expenses of $841. During 2012, the Company received reimbursement from its transfer agent, American Stock Transfer & Trust Company, LLC, of $15,186 for previously incurred legal fees (see Note 7 to the Condensed Financial Statements).

     In December 2012, the Company issued to its Chief Executive Officer and Chief Financial Officer options and warrants in the Company’s common shares. Under the FASB Accounting Standard Codification (ASC) 718, Stock Compensation, during 2012 the Company expensed, as a non-cash charge, $109,440 representing the difference between the fair value of the options and warrants issued, determined under a Black Scholes methodology, and the amount paid for the options and warrants by the officers.

     During 2010, the company began to invest from time to time in marketable securities that are subject to a publicly disclosed acquisition offer but are trading below the proposed acquisition price and selected mutual funds. During the year ended December 31, 2013 the Company recorded $4,238 of net realized and unrealized losses from this activity as compared to $1,355 in gains in 2012. In addition, the company also received $5,095 in cash distributions from these transactions in 2013 as compared to $690 in 2012. The relative amount of gains, or losses, and dividends in any period is very dependent on the number and timing of the available transactions over that period. Interest income from the Company investment in a United States Treasury money market fund was $23 during the year ended December 31, 2013 as compared to $55 during 2012 as a result of the lowers return on United States Treasury securities balances in 2013.

     Liquidity and Capital Resources

     At December 31, 2013, we had $284,838 in cash, cash equivalents, and marketable securities as compared to $355,518 in cash and cash equivalents at December 31, 2012.

     The Company has implemented a growth strategy to acquire US-based businesses of an appropriate type and size. The execution of such a strategy will require the Company to obtain significantly more financial resources than it currently possesses. Those resources could take the form of debt and equity offerings, or potentially a hybrid instrument. There is no assurance that the Company can obtain such financial resources to successfully implement this strategy.

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

Item 8. Financial Statements and Supplementary Data.

     Report of Independent Registered Public Accounting Firm

     Balance Sheets as of
     December 31, 2013 and 2012

     Statements of Operations for the
     Years Ended December 31, 2013 and 2012

     Statements of Cash Flows for the
     Years Ended December 31, 2013 and 2012

     Statements of Shareholders’ Equity for the
     Years Ended December 31, 2013 and 2012

     Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Morgan Group Holding Co.
Rye, New York

We have audited the accompanying balance sheets of Morgan Group Holding Co. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, shareholders’ equity, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morgan Group Holding Co. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Daszkal Bolton LLP
Boca Raton, Florida
February 27, 2014

Morgan Group Holding Co.
Balance Sheets

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$8,981	$355,518
Investment in marketable securities	275,857	--
Prepaid expenses	9,081	5,931
Total current assets	293,919	361,449
Property and equipment, net	1,226	1,879
Total assets	$295,145	$363,328

LIABILITIES
Current liabilities:
Accounts payable	$--	$16,374
Total current liabilities	--	16,374

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock, $0.01 par value, 1,000,000 shares
authorized, none outstanding	--	--
Common Stock, $0.01 par value, 10,000,000 shares
authorized, 3,359,055 outstanding at December 31, 2013
and 2012	33,591	33,591
Additional paid-in-capital	5,772,368	5,762,368
Accumulated deficit	(5,510,814)	(5,449,005)
Total shareholders' equity	295,145	346,954
Total liabilities and shareholders' equity	$295,145	$363,328

See accompanying notes to financial statements

Morgan Group Holding Co.
Statements of Operations

	Year Ended December 31,
	2013	2012
Revenues	$--	$--

Administrative expenses	(62,689)	(35,641)
Stock Based Compensation (See Note 7)	--	(109,440)
Other income
Dividends on marketable securities	5,118	745
Realized and unrealized (losses) gains on marketable
securities	(4,238)	1,355
Net loss before income taxes	(61,809)	(142,981)
Income taxes	--	--
Net loss	($61,809)	($142,981)

Loss per share, basic and diluted	($0.02)	($ 0.05)

Average shares outstanding, basic and diluted	3,359,055	3,176,829

See accompanying notes to financial statements

Morgan Group Holding Co.
Statements of Cash Flows

	Year Ended December 31,
	2013	2012
Cash Flows from Operating Activities
Interest received	$23	$55
Cash paid to suppliers	(81,560)	(29,225)
Net cash used in operating activities	(81,537)	(29,170)

Cash Flows from Investing Activities
Purchases of marketable securities	(280,095)	(617,164)
Proceeds from the sale of marketable securities	--	742,220
Purchase of equipment	--	(1,961)
Dividends on marketable securities	5,095	690
Net cash (used in) provided by investing activities	(275,000)	123,785

Cash Flows from Financing Activities
Issuance of replacement shares	--	42,519
Issuance of warrants	10,000	2,000
Cash provided by financing activities	10,000	44,519
Net (decrease) increase in cash	(346,537)	139,134
Cash and cash equivalents, beginning of the year	355,518	216,384
Cash and cash equivalents, end of the year	$8,981	$355,518

Reconciliation of net loss to net cash used in operating
activities:
Net loss	($61,809)	($142,981)
Stock based compensation	--	109,440
Depreciation	654	82
Realized gains from the sale of marketable securities	--	(3,443)
Change in unrealized losses on marketable securities	4,238	2,087
Dividends on marketable securities	(5,095)	(690)
(Decrease) increase in accounts payable	(16,374)	12,266
Increase in prepaid expenses	(3,151)	(5,931)
Net cash used in operating activities	($81,537)	($29,170)

See accompanying notes to financial statements

Morgan Group Holding Co.
Statements of Shareholders’ Equity

	Preferred Stock		Common Stock		Additional Paid in Capital	Accumulated Deficit	Total
	Shares	Par Value	Shares	Par Value
Balance, December 31, 2011	--	$--	3,055,345	30,553	5,611,447	(5,306,024)	335,976

Issuance of replacement shares	--	--	303,710	3,038	39,481	--	42,519

Issuance of warrants	--	--	--	--	2,000	--	2,000

Stock based compensation	--	--	--	--	109,440	--	109,440

Net loss for year ended December 31, 2012	--	--	--	--	-	(142,981)	(142,981)

Balance, December 31, 2012	--	--	3,359,055	$33,591	$5,762,368	($5,449,005)	$346,954

Issuance of warrants	--	--	--	--	10,000	--	10,000

Net loss for year ended December 31, 2013	--	--	--	--	--	(61,809)	(61,809)

Balance, December 31, 2013	--	$--	3,359,055	$33,591	$5,772,368	(5,510,814)	$295,145

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

     At December 31, 2013 and 2012 all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager.

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

Note 2. Marketable Securities

Marketable securities consist of publicly traded common stocks. The Company’s investments in marketable securities are classified as trading securities under ASC 320 (formerly FASB 115, “Accounting for Certain Investments in Debt and Equity Securities”) and are carried at their estimated fair value based on current market quotes. The Company acquires its marketable securities on the open market through an affiliate of its Chairman and securities are held in an account at the same affiliate. The Company reports the unrealized gains or losses through the current period Statement of Operations. At December 31, 2013, there were $275,857 of investments in marketable securities and there was $4,238 of unrealized losses on the Company’s investments in marketable securities, which was included in the net loss for the year ended December 31, 2013. There were no investments in marketable securities at December 31, 2012.

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

Market value was determined using Level 1 inputs, which are quoted prices for identical securities in active markets.

At December 31, 2013, the gross unrealized loss is as follows:

		Gross	Estimated
	Cost	Unrealized	Fair
Description	Basis	Losses	Value
Equity	$280,095	($4,238)	$275,857

At December 31, 2012, there were no gross unrealized gains or losses.

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

     No federal current or deferred income taxes were recorded for the years ended December 31, 2013 and 2012, as the Company's income tax benefits were fully offset by a corresponding increase to the valuation allowance against its net deferred income tax assets.

     At December 31, 2013 and 2012, the Company had federal and state net operating loss carry forwards of $297,000 and $235,000, respectively, available to offset future taxable income. These net operating loss carry forwards will expire in varying amounts beginning in 2022 through 2033. At December 31, 2013 and 2012, the Company had federal capital loss carry forwards of $0 and $4,397,000, respectively, available to offset future capital gains. The capital loss carry forward expired on December 31, 2013.

     The components of income tax provision (benefit) are as follows:

	December 31,
	2013	2012
Current income taxes:
Federal	$--	$--
State	--	--
Total current income taxes	--	--
Deferred income taxes	(1,687,209)	99,932
Change in valuation allowance	1,687,209	(99,932)
Provision (benefit) for income taxes	$--	$--

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

	December 31,
	2013	2012
Current deferred income tax assets	$--	$--

Noncurrent deferred income tax assets:
Net capital loss carryover	--	1,701,015
Net operating loss carryover difference	114,759	90,950
Stock option compensation	42,338	42,338
Unrealized losses on marketable securities	1,115	--
	158,212	1,834,303
Noncurrent deferred income tax liabilities:
Depreciation	(227)	(77)
	(227)	(77)
	157,985	1,834,226
Valuation allowance	(157,985)	(1,834,226)
	$--	$--

The reconciliation of the provision for income taxes for the years ended December 31, 2013 and 2012, and the amount computed by applying the statutory federal income tax rate to net loss is as follows:

	December 31,
	2013	2012
Tax provision (benefit) at statutory rate	$-_	($48,614)
State taxes, net of federal effect	--	4,422
Effect of change in tax rates	--	(55,740)
Expiration capital loss carry forward	1,689,934	--
Other, net	(2,725)	--
Change of valuation allowance	(1,687,209)	99,932
Effective income provision (benefit)	$--	$--

Note 6.	Commitments and Contingencies

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

     On December 21, 2012, the Company and Jonathan P. Evans, currently Chief Executive Officer of the Company, entered into a Nonqualified Stock Option Agreement, whereby the Company granted to Mr. Evans an option (the “Option”) to purchase 800,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share of Common Stock, which is the closing price of the Common Stock as quoted on the OTC Markets’ inter-dealer quotation service on December 20, 2012. The Options are exercisable at any time and the exercise period expires December 21, 2015. As of December 31, 2013 and 2012, these are the only options outstanding.

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

     The fair value of options and warrants granted during the year ended December 31, 2012 was estimated on the date of the grant using the Black-Sholes option-pricing model with the following assumptions with regard to the option and warrants; respectively, risk-free rates of 0.38% and 0.74%; dividend yield of 0%; expected volatility of 85%; and estimated lives of 3 and 5 years. Expected volatility is based on historical volatility of the Company’s common stock. The expected term of the options and warrants represents the period of time that options and warrants granted are expected to be outstanding and is derived from their terms.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not Applicable.

Item 9A. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures.

     As required by Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, Management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. This evaluation was carried out under the supervision and with the participation of our principal executive officer as well as our principal financial officer, who concluded that our disclosure controls and procedures are effective.

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

     (b) Management’s Annual Report on Internal Control of Financial Reporting.

     The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in the Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2013, the Company’s internal control over financial reporting is effective.

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

     (c) Changes in Internal Control over Financial Reporting

     There was no significant change in the Company’s internal control over financial reporting that occurred during the most recently completed fiscal year that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Name	Age	Position
Jonathan P. Evans	37	Chief Executive Officer and Director
Robert E. Dolan	62	Chief Financial Officer and Director
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

     Robert E. Dolan has served as our Chief Financial Officer since November 2001. Mr. Dolan has also served in the following capacities at LICT Corporation: Executive Vice President and Chief Financial Officer from December 6, 2010, Interim Chief Executive Officer and Chief Financial Officer from May 1, 2006 to December 6, 2010, Chief Financial Officer from January 2004 to May 1, 2006, Chief Financial Officer, Controller from September 1999 to January 2004 and Director from August 2013. In addition, Mr. Dolan was, until September 14, 2009, the Assistant Secretary and director of Sunshine PCS Corporation, a public holding company, and had served in these capacities since November 2000. Also from November 17, 2007, Mr. Dolan has also been the Interim Chief Executive Officer and Chief Financial Officer of CIBL, Inc.

Committees of the Board of Directors

     We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. Currently, our full board of directors serves as the audit committee and approves, when applicable, the appointment of auditors and the inclusion of financial statements in our periodic reports. Mr. Dolan is deemed to be an “audit committee financial expert.”

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

Section 16(a) Beneficial Ownership Reporting Compliance

     To our knowledge, based solely upon our review of copies of reports received by us pursuant to Section 16(a) of the Securities Exchange Act of 1934, we believe that all of our directors, officers and beneficial owners of more than 10 percent of our common stock filed all such reports on a timely basis during 2013.

Item 11. Executive Compensation.

     The Company has not paid any compensation to any person, including its directors and executive officers, since inception. The Company does not have any employment contracts with either of its executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information concerning ownership of our common stock as of February 18, 2014 by each person known by us to be the beneficial owner of more than five percent of the common stock, each director, each executive officer, and by all directors and executive officers as a group. We believe that each stockholder has sole voting power and sole dispositive power with respect to the shares beneficially owned by him. Unless otherwise indicated, the address of each person listed below is 401 Theodore Fremd Avenue, Rye, New York 10580.

	Number of Shares of
	Common Stock
Name and Address* of Beneficial Owner	Beneficially Owned		Percent of Ownership
Mario J. Gabelli	886,373	(1)	26.4%

T. Baulch	335,868	(2)	10.0%
448 West 19th Street, #580
Houston, TX 77008

LICT Corporation	235,294	(1)	7.0%

Bernard Zimmerman & Company, Inc.	216,100	(3)	6.4%
18 High Meadow Road
Weston, CT 06883

Claudia Carucci and Uncle Mills	196,899	(3)	5.9%
Partners
17 Eagle Island Place
Shelton, SC 29941-3017
____________________

*	Unless otherwise indicated, the address of each person listed above is 401 Theodore Fremd Avenue, Rye, New York 10580.

(1)	Represents 310,550 shares owned directly by Mr. Gabelli, 340,000 shares owned by a limited partnership for which Mr. Gabelli serves as a general partner (Mr. Gabelli has less than a 100% interest in the entity and disclaims beneficial ownership of the shares held by this entity which are in excess of his indirect pecuniary interest), and 235,294 shares owned by LICT Corporation (Mr. Gabelli is a “control person” of LICT Corporation and therefore shares owned by LICT Corporation are set forth in the table as also beneficially owned by Mr. Gabelli. Mr. Gabelli disclaims beneficial ownership of the shares owned by the partnership and LICT Corporation, except for his interest therein.)

(2)	Based solely on a Schedule 13G/A filed with the Securities and Exchange Commission by T. Baulch on February 3, 2014, identifying T. Baulch as the beneficial owner of 335,868 shares, having sole voting power and sole dispositive power with respect to 211,441 shares .and having shared voting power and shared dispositive power with respect to 1234,427 shares which are held of record by the wife of T. Baulch.

(3)	Based solely on a Schedule 13G filed with the Securities and Exchange Commission by Claudia Carucci, Uncle Mills Partners, and Bernard Zimmerman & Company, Inc. filed as of December 31, 2013, identifying (i) Claudia Carucci as the beneficial owner of 196,899 shares (which includes 177,999 shares owned individually and 18,900 shares owned by Uncle Mills Partners) and having sole voting power and sole dispositive power with respect to such shares, (ii) Uncle Mills Partners as the beneficial owner of 18,900 shares and having sole voting power and sole dispositive power with respect to such shares, and (iii) Bernard Zimmerman & Company, Inc. as the beneficial owner of 216,100 shares and having sole voting power and sole dispositive power with respect to such shares.

Item 13. Certain Relationships and Related Transactions.

     None.

Item 14. Principal Accountant Fees and Services.

Audit Fees

     The aggregate fees billed by Daszkal Bolton LLP for professional services rendered for the audit of the Company’s financial statements for 2013 and 2012 were $14,000 annually. For 2013 and 2012, Daszkal Bolton LLP billed the Company an aggregate of $3,000 per quarter for the reviews of the financial statements included in its quarterly Form 10-Q.

Audit-Related Fees

     No audit-related fees were billed by Daszkal Bolton LLP for 2013 or 2012.

Tax Fees

     No tax fees were billed by Daszkal Bolton LLP for 2013 or 2012.

All Other Fees

     No other fees were billed by Daszkal Bolton LLP for 2013 or 2012 for services other than as set forth above.

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

MORGAN GROUP HOLDING CO.

Dated: February 27, 2014	By:	/s/Robert E, Dolan
ROBERT E. DOLAN
Chief Financial Officer
(Principal Financial and Accounting Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Jonathan P. Evans	Chief Executive Officer	February 27, 2014
JONATHAN P. EVANS	(Principal Executive Officer)
and Director

/s/ Robert E. Dolan	Chief Financial Officer (Principal	February 27, 2014
ROBERT E. DOLAN	Financial and Accounting Officer)
and Director

/s/ Mario J. Gabelli	Director	February 27, 2014
MARIO J. GABELLI