Form 10-Q
period 2014-03-31
MORGAN GROUP HOLDING CO
filed 2014-05-14
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes [   ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Class	Outstanding at April 30, 2014
Common Stock, $.01 par value	3,359,055

MORGAN GROUP HOLDING CO.
TABLE OF CONTENTS

		Page No.
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	3-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	10

Item 4.	Controls and Procedures.	10

PART II – OTHER INFORMATION

Item 6.	Exhibits.	10

	Signatures	11

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Financial Statements

                    Condensed Balance Sheets as of
                    March 31, 2014, December 31, 2013 and March 31, 2013

                    Condensed Statements of Operations for the
                    Three Months Ended March 31, 2014 and 2013

                    Condensed Statements of Cash Flows for the
                    Three Months Ended March 31, 2014 and 2013

                    Condensed Statement of Shareholders’ Equity for the
                    Three Months Ended March 31, 2014

                    Notes to Condensed Financial
                    Statements as of March 31, 2014

Morgan Group Holding Co.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,	March 31,
	2014	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$255,469	$8,981	$321,507
Marketable securities	--	275,857	--
Prepaid expenses	14,109	9,081	12,056
Total current assets	269,578	293,919	333,563
Equipment – net	1,062	1,226	1,716
Total assets	$270,640	$295,145	$335,279

LIABILITIES
Current liabilities:
Accrued liabilities	$23,872	$--	$4,641
Total current liabilities	23,872	--	4,641
Total liabilities	23,872	--	4,641

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none outstanding	--	--	--
Common stock, $0.01 par value, 10,000,000 shares
authorized, 3,359,055 outstanding	33,591	33,591	33,591
Additional paid-in-capital	5,772,368	5,772,368	5,772,368
Accumulated deficit	(5,559,191)	(5,510,814)	(5,475,321)
Total shareholders' equity	246,768	295,145	330,638
Total liabilities and shareholders' equity	$270,640	$295,145	$335,279

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended March 31
	2014	2013

Revenues	$--	$--

Administrative expenses	(47,834)	(26,327)
Other income:
Interest and dividends	--	11
Realized and unrealized loss on
marketable securities	(543)	--
Net loss before income taxes	(48,377)	(26,316)
Income taxes	--	--
Net loss	($48,377)	($26,316)

Net loss per share, basic and diluted	($0.01)	($0.01)

Shares outstanding, basic and diluted	3,359,055	3,359,055

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities
Interest received	$--	$11
Cash paid to suppliers	(28,826)	(44,022)
Net cash used in operating activities	(28,826)	(44,011)

Cash Flows from Investing Activities
Proceeds from the sale of marketable securities	275,314	--
Net cash provided by investing activities	275,314	--

Cash Flows from Financing Activities
Proceeds from issuance of warrants	--	10,000
Net cash provided by financing activities	--	10,000
Net increase (decrease) in cash and cash equivalents	246,488	(34,011)
Cash and cash equivalents, beginning of the period	8,981	355,518
Cash and cash equivalents, end of the period	$255,469	$321,507

Reconciliation of net loss to net cash used in operating
activities:
Net loss	($48,377)	($26,316)
Depreciation	163	163
Realized losses from the sale of marketable securities	4,781	--
Change in unrealized gains from investment in
marketable securities	(4,238)	--

Increase in prepaid expenses	(5,027)	(6,125)
Increase (decrease) in accrued liabilities	23,872	(11,733)
Net cash used in operating activities	($28,826)	($44,011)

Cash paid for interest	$--	$--

Cash paid for income taxes	$--	$--

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statement of Shareholders’ Equity
Three Months Ended March 31, 2014

	Common Stock		Additional
		Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total
Shareholders’ equity,
December 31, 2013	3,359,055	$33,591	$5,772,368	($5,510,814)	$295,145
Net loss for three months
ended March 31, 2014	--	--	-	(48,377)	(48,377)
Shareholders’ equity,
March 31, 2014	3,359,055	$33,591	$5,772,368	($5,559,191)	$246,768

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Notes to Condensed Financial Statements

Note 1.	Basis of Presentation

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2.	Significant Accounting Policies

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of cash equivalents approximates its fair value based on its nature.

At March 31, 2014, December 31, 2013 and March 31, 2013 all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager of the money market fund.

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

The Company is a “C” corporation for Federal tax purposes, and has provided for deferred income taxes for temporary differences between the financial statement and tax bases of its assets and liabilities. The Company has recorded a full valuation allowance against its deferred tax asset of approximately $177,420 arising from its temporary basis differences and tax loss carryforward, as its realization is dependent upon the generation of future taxable income during the period when such losses would be deductible.

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

On December 21, 2012, the Company and Jonathan P. Evans, currently Chief Executive Officer of the Company, entered into a Nonqualified Stock Option Agreement, whereby the Company granted to Mr. Evans an option (the “Option”) to purchase 800,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share of Common Stock, which is the closing price of the Common Stock as quoted on the OTC Markets’ inter-dealer quotation service on December 20, 2012. The Options are exercisable at any time and the exercise period expires December 21, 2015. As of March 31, 2014, these are the only options outstanding.

Also on December 21, 2012, the Company issued a warrant to purchase up to 1,000,000 shares of the Company’s Common Stock at $1.00 per share to Jonathan P. Evans in exchange for $10,000, which was received in 2013. In addition on that date, the Company issued a warrant to purchase up to 200,000 shares of the Company’s Common Stock to Robert E. Dolan, Chief Financial Officer of the Company, in exchange for $2,000. Both warrants are exercisable currently through December 21, 2017. As of March 31, 2014, these are the only warrants outstanding.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company currently has no operating businesses and is actively seeking acquisitions as part of its strategic alternatives. Its only costs are the expenses required to make the regulatory filings needed to maintain its public status and to find and evaluate potential acquisitions. These costs are estimated at $25,000 to $75,000 per year.

Results of Operations

For the three months ended March 31, 2014, the Company incurred $47,834 of administrative expenses an increase of $21,507 from the $26,327 of expenses in the three months ended March 31, 2013, due to activity associated with a possible acquisition evaluation, specifically during the first quarter of 2014, the Company incurred $22,500 related to a specific acquisition that it did not proceed with.

The company may from time to time invest in marketable securities that are subject to a publicly disclosed acquisition offer but are trading below the proposed acquisition price. During the three months ended March 31, 2014, the Company recorded $543 of net realized and unrealized losses from this activity, no realized or unrealized gains or losses were recorded during 2013.

Interest income from the Company’s investments in a money market fund that invests in United States Treasury securities was $11 during the three months ended March 31, 2013 as compared to $0 during the three months ended March 31, 2014, as during most of the first quarter of 2014, the Company’s funds were invested in a marketable security.

Liquidity and Capital Resources

As of March 31, 2014, the Company’s principal assets consisted of cash and cash equivalents of $255,469.

The Company has implemented a growth strategy to acquire US-based businesses of an appropriate type and size. The execution of such a strategy will require the Company to obtain significantly more financial resources than it currently possesses. Those resources could take the form of debt and equity offerings, or potentially a hybrid instrument. There is no assurance that the Company can obtain such financial resources to successfully implement this strategy

Off Balance Sheet Arrangements

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

May 13, 2014