Form 10-Q
period 2014-09-30
MORGAN GROUP HOLDING CO
filed 2014-11-07
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [    ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Class	Outstanding at October 30, 2014
Common Stock, $.01 par value	3,359,055

MORGAN GROUP HOLDING CO.
TABLE OF CONTENTS

		Page No.
	PART I –FINANCIAL INFORMATION

Item 1.	Financial Statements.	3-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9-10

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	10

Item 4.	Controls and Procedures.	10

PART II – OTHER INFORMATION

Item 6.	Exhibits.	11

	Signatures	12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Financial Statements

              Condensed Balance Sheets as of
              September 30, 2014, December 31, 2013 and September 30, 2013

              Condensed Statements of Operations for the
              Three and Nine Months Ended September 30, 2014 and 2013

              Condensed Statements of Cash Flows for the
              Nine Months Ended September 30, 2014 and 2013

              Condensed Statement of Shareholders’ Equity for the
              Nine Months Ended September 30, 2014

              Notes to Condensed Financial
              Statements as of September 30, 2014

Morgan Group Holding Co.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,	September 30,
	2014	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$206,625	$8,981	$294,786
Marketable securities	--	275,857	--
Prepaid expenses	3,959	9,081	11,470
Total current assets	210,584	293,919	306,256
Equipment – net	735	1,226	1,389
Total assets	$211,319	$295,145	$307,645

LIABILITIES
Current liabilities:
Accrued liabilities	$2,271	$--	$1,388
Total current liabilities	2,271	--	1,388
Total liabilities	2,271	--	1,388

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none outstanding	--	--	--
Common stock, $0.01 par value, 10,000,000 shares
authorized, 3,359,055 outstanding	33,591	33,591	33,591
Additional paid-in-capital	5,772,368	5,772,368	5,772,368
Accumulated deficit	(5,596,911)	(5,510,814)	(5,499,702)
Total shareholders' equity	209,048	295,145	306,257
Total liabilities and shareholders' equity	$211,319	$295,145	$307,645

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues	$--	$--	$--	$--

Administrative expenses	(13,949)	(12,343)	(88,364)	(50,720)
Other income:
Interest and dividends	--	3	--	23
Realized and unrealized gains on
marketable securities	2,810	--	2,267	--
Net loss before income taxes	(11,139)	(12,340)	($86,097)	(50,697)
Income taxes	--	--	--	--
Net loss	($11,139)	($12,340)	($86,097)	($50,697)

Net loss per share, basic and diluted	($0.00)	($0.00)	($0.03)	($0.02)

Shares outstanding, basic and diluted	3,359,055	3,359,055	3,359,055	3,359,055

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities
Interest received	$--	$23
Cash paid to suppliers	(80,480)	(70,755)
Net cash used in operating activities	(80,480)	(70,732)

Cash Flows from Investing Activities
Proceeds from the sale of marketable securities	343,800	--
Purchase of marketable securities	(65,676)	--
Net cash provided by investing activities	278,124	--

Cash Flows from Financing Activities
Proceeds from issuance of warrants	--	10,000
Net cash provided by financing activities	--	10,000
Net increase (decrease) in cash and cash equivalents	197,644	(60,732)
Cash and cash equivalents, beginning of the period	8,981	355,518
Cash and cash equivalents, end of the period	$206,625	$294,786

Reconciliation of net loss to net cash used in operating
activities:
Net loss	($86,097)	($50,697)
Depreciation	490	490
Realized losses from the sale of marketable securities	1,971	--
Change in unrealized gains from investment in
marketable securities	(4,238)	--
Decrease (increase) in prepaid expenses	5,123	(5,539)
Increase (decrease) in accrued liabilities	2,271	(14,986)
Net cash used in operating activities	($80,480)	($70,732)

Cash paid for interest	$--	$--

Cash paid for income taxes	$--	$--

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statement of Shareholders’ Equity
Nine Months Ended September 30, 2014

	Common Stock		Additional
		Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total
Shareholders’ equity,
December 31, 2013	3,359,055	$33,591	$5,772,368	($5,510,814)	$295,145
Net loss for nine
months ended
September 30, 2014	--	--	--	(86,097)	(86,097)
Shareholders’ equity,
September 30, 2014	3,359,055	$33,591	$5,772,368	($5,596,911)	$209,048

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Notes to Condensed Financial Statements

Note 1.	Basis of Presentation

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2.	Significant Accounting Policies

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of a cash equivalent approximates its fair value based on its nature.

At September 30, 2014, December 31, 2013 and September 30, 2013 all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager.

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

The Company is a “C” corporation for Federal tax purposes, and has provided for deferred income taxes for temporary differences between the financial statement and tax bases of its assets and liabilities. The Company has recorded a full valuation allowance against its deferred tax asset of approximately $192,057 arising from its temporary basis differences and tax loss carryforward, as its realization is dependent upon the generation of future taxable income during the period when such losses would be deductible.

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

At the Company’s Annual Meeting of Stockholders on May 8, 2014, its stockholders voted to amend the Company’s Certificate of Incorporation (the “Charter Amendment”) to increase the number of authorized shares of common stock, par value $0.01 per share, from 10,000,000 to 100,000,000. The Company has not yet filed the Amended Certificate of Incorporation with its state of incorporation, Delaware, to effectuate the authorization.

On December 21, 2012, the Company and Jonathan P. Evans, currently Chief Executive Officer of the Company, entered into a Nonqualified Stock Option Agreement, whereby the Company granted to Mr. Evans an option (the “Option”) to purchase 800,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share of Common Stock, which is the closing price of the Common Stock as quoted on the OTC Markets’ inter-dealer quotation service on December 20, 2012. The Options are exercisable at any time and the exercise period expires December 21, 2015. As of September 30, 2014, these are the only options outstanding.

Also on December 21, 2012, the Company issued a warrant to purchase up to 1,000,000 shares of the Company’s Common Stock at $1.00 per share to Jonathan P. Evans in exchange for $10,000, which was received in 2013. In addition, on that date the Company issued a warrant to purchase up to 200,000 shares of the Company’s Common Stock to Robert E. Dolan, Chief Financial Officer of the Company, in exchange for $2,000. Both warrants are exercisable currently through December 21, 2017. As of September 30, 2014, these are the only warrants outstanding.

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

Results of Operations

Three months Ended September 30, 2014 and 2013

For the three months ended September 30, 2014, the Company incurred $13,949 of administrative expenses, an increase of $1,606 from the $12,343 of administrative expenses in the three months ended September 30, 2013, due to additional rent expense in 2014.

Nine months Ended September 30, 2014 and 2013

For the nine months ended September 30, 2014, the Company incurred $88,364 of administrative expenses an increase of $37,644 from the $50,720 of administrative expenses in the nine months ended September 30, 2013, primarily due (1) activity associated with a possible acquisition evaluation and (2) the cost of the Company’s Annual Meeting of Shareholders in May 2014. Specifically during the first quarter of 2014, the Company incurred $22,500 in acquisition costs related to a specific potential acquisition that the Company did not ultimately acquire.

The Company may from time to time invest in marketable securities that are subject to a publicly disclosed acquisition offer but are trading below the proposed acquisition price. During the three and nine months ended September 30, 2014, the Company recorded $2,810 and $2,267, respectively, of net realized and unrealized gains from this activity; no realized or unrealized gains or losses were recorded during 2013.

Liquidity and Capital Resources

As of September 30, 2014, the Company’s principal assets consisted of cash and cash equivalents of $206,625.

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

The Company has not yet filed the Amended Certificate of Incorporation with its state of incorporation, Delaware.

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

PART II - OTHER INFORMATION

Item 6.	Exhibits.

	Exhibit 3.1	Certificate of Incorporation of the Company*
	Exhibit 3.2	By-laws of the Company*
	Exhibit 31.1	Chief Executive Officer Rule 15d-14(a) Certification.
	Exhibit 31.2	Principal Financial Officer Rule 15d-14(a) Certification.
	Exhibit 32.1	Chief Executive Officer Section 1350 Certification.
	Exhibit 32.2	Principal Financial Officer Section 1350 Certification.
	EX-101.INS	XBRL INSTANCE DOCUMENT
	EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
	EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
	EX-101.LAB	XBRL TAXONOMY LABEL LINKBASE
	EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION
	EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE
________________

*	Incorporated by reference to the exhibits to the Company’s Registration Statement on Form S-1 (Registration No. 333-73996).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN GROUP HOLDING CO.

By:	/s/ Robert E. Dolan
ROBERT E. DOLAN
Chief Financial Officer

November 7, 2014