Form 10-K
period 2014-12-31
MORGAN GROUP HOLDING CO
filed 2015-02-23
CIK 1162283

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

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

As of February 13, 2015, the aggregate market value of the Registrant’s voting and nonvoting common equity held by non-affiliates of the Registrant was approximately $1,137,000, which value, solely for the purposes of this calculation, excludes shares held by the Registrant’s officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

The number of outstanding shares of the Registrant's Common Stock was 3,359,055 as of February 13, 2015

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

	High	Low
2014 Fiscal Year
First Quarter	$0.45	$0.20
Second Quarter	$0.95	$0.26
Third Quarter	$0.40	$0.21
Fourth Quarter	$0.40	$0.35

2013 Fiscal Year
First Quarter	$0.41	$0.22
Second Quarter	$0.34	$0.21
Third Quarter	$0.33	$0.22
Fourth Quarter	$0.29	$0.18

As of February 13, 2015 there were approximately 650 holders of record of the Company’s common stock.

The Company has never declared a cash dividend on its common stock and its Board of Directors does not anticipate that it will pay cash dividends in the foreseeable future.

During the fiscal years ended December 31, 2014 and 2013, the Company did not repurchase any of its shares from its shareholders.

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

Overview

As of December 31, 2014, the Company’s only assets consisted of $187,429 in cash and cash equivalents, and net operating loss carry forwards of approximately $400,000 which are expected to expire from 2022 to 2034.

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

Results of Operations

For the year ended December 31, 2014, the Company incurred administrative expenses of $108,588 versus $62,689 in 2013. Administrative expenses increased in 2014 from 2013 predominantly due to increased expenses associated with acquisition activity of $25,406, and annual meeting costs of $10,471.

During 2010, the company began to invest from time to time in marketable securities that are subject to a publicly disclosed acquisition offer but are trading below the proposed acquisition price and selected mutual funds. During the year ended December 31, 2014 the Company recorded $2,267 of net realized and unrealized gains- from this activity as compared to $4,238 in net realized and unrealized losses in 2013. In addition, the Company also received $5,095 in cash distributions from these transactions in 2013. No such distributions were received in 2014. The relative amount of gains, or losses, and distributions in any period is very dependent on the number and timing of the available transactions over that period. Interest income from the Company investment in a United States Treasury money market fund was $2 and $23 during the year ended December 31, 2014 and 2013, respectively.

Liquidity and Capital Resources

At December 31, 2014, we had $187,429 in cash and cash equivalents as compared to $284,838 in cash, cash equivalents, and marketable securities at December 31, 2013.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Balance Sheets as of
December 31, 2014 and 2013

Statements of Operations for the
Years Ended December 31, 2014 and 2013

Statements of Cash Flows for the
Years Ended December 31, 2014 and 2013

Statements of Shareholders’ Equity for the
Years Ended December 31, 2014 and 2013

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Morgan Group Holding Co.
Rye, New York

We have audited the accompanying balance sheets of Morgan Group Holding Co. (the “Company”) as of December 31, 2014 and 2013, and the related statements of operations, shareholders’ equity, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morgan Group Holding Co. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Daszkal Bolton LLP
Boca Raton, Florida
February 23, 2015

Morgan Group Holding Co.
Balance Sheets

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$187,429	$8,981
Investment in marketable securities	--	275,857
Prepaid expenses	9,082	9,081
Total current assets	196,511	293,919
Property and equipment, net	572	1,226
Total assets	$197,083	$295,145

LIABILITIES
Current liabilities:
Accounts payable	$8,257	$--
Total current liabilities	8,257	--

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock, $0.01 par value, 1,000,000 shares
authorized, none outstanding	--	--
Common Stock, $0.01 par value, 10,000,000 shares
authorized, 3,359,055 outstanding at December 31, 2014
and 2013	33,591	33,591
Additional paid-in-capital	5,772,368	5,772,368
Accumulated deficit	(5,617,133)	(5,510,814)
Total shareholders' equity	188,826	295,145
Total liabilities and shareholders' equity	$197,083	$295,145

See accompanying notes to financial statements

Morgan Group Holding Co.
Statements of Operations

	Year Ended December 31,
	2014	2013
Revenues	$--	$--

Administrative expenses	(108,588)	(62,689)
Other income
Interest income and dividends received from marketable
securities	2	5,118
Realized and unrealized gains (losses) on marketable
securities	2,267	(4,238)
Net loss before income taxes	(106,319)	(61,809)
Income taxes	--	--
Net loss	($106,319)	($61,809)

Loss per share, basic and diluted	($0.03)	($0.02)

Average shares outstanding, basic and diluted	3,359,055	3,359,055

See accompanying notes to financial statements

Morgan Group Holding Co.
Statements of Cash Flows

	Year Ended December 31,
	2014	2013
Cash Flows from Operating Activities
Interest received	$2	$23
Cash paid to suppliers	(99,678)	(81,560)
Net cash used in operating activities	(99,676)	(81,537)

Cash Flows from Investing Activities
Purchases of marketable securities	(65,676)	(280,095)
Proceeds from the sale of marketable securities	343,800	--
Dividends on marketable securities	--	5,095
Net cash provided by (used in) by investing activities	278,124	(275,000)

Cash Flows from Financing Activities
Issuance of warrants	--	10,000
Cash provided by financing activities	--	10,000
Net increase (decrease) in cash	178,448	(346,537)
Cash and cash equivalents, beginning of the year	8,981	355,518
Cash and cash equivalents, end of the year	$187,429	$8,981

Reconciliation of net loss to net cash used in operating
activities:
Net loss	($106,319)	($61,809)
Depreciation	654	654
Realized gains from the sale of marketable securities	1,971	--
Change in unrealized losses on marketable securities	(4,238)	4,238
Dividends on marketable securities	--	(5,095)
Increase (decrease) in accounts payable	8,257	(16,374)
Increase in prepaid expenses	(1)	(3,151)
Net cash used in operating activities	($99,676)	($81,537)

See accompanying notes to financial statements

Morgan Group Holding Co.
Statements of Shareholders’ Equity

	Preferred Stock		Common Stock		Additional
					Paid in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balance, December 31,
2012	--	$--	3,359,055	$33,591	$5,762,368	($5,449,005)	$346,954

Issuance of warrants	--	--	--	--	10,000	--	10,000

Net loss for year ended
December 31, 2013	--	--	--	--	--	(61,809)	(61,809)

Balance, December 31,
2013	--	--	3,359,055	33,591	5,772,368	(5,510,814)	295,145

Net loss for year ended
December 31, 2014	--	--	--	--	--	(106,319)	(106,319)

Balance, December 31,
2014	--	$--	3,359,055	$33,591	5,772,368	(5,617,133)	$188,826

See accompanying notes to financial statements

Morgan Group Holding Co.
Notes to Financial Statements

Note 1.	Basis of Presentation and Significant Accounting Principles

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

On October 3, 2002, Morgan ceased its operations when its liability insurance expired and it was unable to secure replacement insurance. On October 18, 2002, Morgan and two of its operating subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division for the purpose of conducting an orderly liquidation of Morgan’s assets. On March 31, 2008, the bankruptcy court dismissed the proceeding and it was entirely concluded at that time. The Company received no value for its equity ownership from the bankruptcy proceeding.

Significant Accounting Principles

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of cash equivalents approximates its fair value based on its nature.

At December 31, 2014 and 2013 all cash and cash equivalents were invested in a United States Treasury money market fund, for which an affiliate of the Company serves as the investment manager.

Stock Based Compensation

During 2012, the Company issued stock options and warrants to two of the Company’s officers, see Note 7. The Company uses a fair value based method of accounting for stock-based compensation provided to our employees. The estimated fair value of option awards on the grant date is determined using the Black Scholes option-pricing model. This sophisticated model utilizes a number of assumptions in arriving at its results, including the estimated life of the option, the risk free interest rate at the date of grant and the volatility of the underlying common stock. There may be other factors which are not considered in the Black Scholes model but which may have an effect on the value of the options as well. The effects of changing any of the assumptions or factors employed by the Black Scholes model may result in a significantly different valuation for the options. No options or warrants were granted during the years ended December 31, 2014 and 2013.

Earnings per share

Basic earnings per share is based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share is based on basic shares plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and unvested restricted stock using the treasury stock method, if dilutive.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Note 2.	Marketable Securities

Marketable securities consist of publicly traded common stocks. The Company’s investments in marketable securities are classified as trading securities under ASC 320 and are carried at their estimated fair value based on current market quotes. The Company acquired its marketable securities on the open market through an affiliate of its Chairman and securities were held in an account at the same affiliate. The Company reported the unrealized gains or losses through the current period Statement of Operations. At December 31, 2013, there were $275,857 of investments in marketable securities and there was $4,238 of unrealized losses on the Company’s investments in marketable securities, which was included in the net loss for the year ended December 31, 2013. There were no investments in marketable securities at December 31, 2014.

Note 3.	Fair Value of Financial Instruments

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

At December 31, 2014, there were no gross unrealized gains or losses.

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

     Upon Morgan’s bankruptcy filing, the Company deconsolidated its investment, as the Company believes it no longer had controlling or significant influence. At December 31, 2007, the estimated value of Morgan’s assets in liquidation was insufficient to satisfy its estimated obligations. On March 31, 2008, the bankruptcy proceeding was concluded and the bankruptcy court dismissed the proceeding. The Company received no value for its equity ownership.

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

No federal current or deferred income taxes were recorded for the years ended December 31, 2014 and 2013, as the Company's income tax benefits were fully offset by a corresponding increase to the valuation allowance against its net deferred income tax assets.

The Tax Reform Act of 1986 limits the annual utilization of net operating loss and tax credit carry forwards, following an ownership change of the Company. Note that as a result of the Company's equity financings in recent years, the Company underwent changes in ownership for purposes of the Tax Reform Act. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operating loss carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three year period.

At December 31, 2014 and 2013, the Company had federal and state net operating loss carry forwards of $410,000 and $297,000, respectively, available to offset future taxable income. These net operating loss carry forwards will expire in varying amounts beginning in 2023 through 2034. At December 31, 2014 and 2013, the Company had federal capital loss carry forwards of $2,000 available to offset future taxable gains. A capital loss carry forward expired on December 31, 2013.

The components of income tax provision (benefit) are as follows:

	December 31,
	2014	2013
Current income taxes:
Federal	$--	$--
State	--	--
Total current income taxes	--	--
Deferred income taxes	42,801	(1,687,209)
Change in valuation allowance	(42,801)	1,687,209
Provision (benefit) for income taxes	$--	$--

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

	December 31,
	2014	2013
Current deferred income tax assets	$--	$--

Noncurrent deferred income tax assets:
Net operating loss carryover difference	158,448	114,759
Stock option compensation	42,338	42,338
Unrealized losses on marketable securities	--	1,115
	200,786	158,212
Noncurrent deferred income tax liabilities:
Depreciation	--	(227)
Valuation allowance	(200,786)	(157,985)
	$--	$--

Due to uncertainty surrounding realization of the deferred income tax assets in future periods, the Company has recorded a 100% valuation allowance against its net deferred tax assets. If it is determined in the future that it is more likely than not that the deferred income tax assets are realizable, the valuation allowance will be reduced.

The reconciliation of the provision for income taxes for the years ended December 31, 2014 and 2013, and the amount computed by applying the U. S, Federal statutory income tax rate to net loss is as follows:

	December 31,
	2014	2013
Tax provision (benefit) at statutory rate	($37,739)	--
State taxes, net of federal effect	(5,062)	--
Expiration capital loss carry forward	--	1,689,934
Other, net	--	(2,725)
Change of valuation allowance	42,801	(1,687,209)
Effective income provision (benefit)	$--	$--

Note 6.	Commitments and Contingencies

     From time to time the Company may be subject to certain asserted and unasserted claims. It is the Company’s belief that the resolution of any such matters will not have a material adverse effect on its financial position.

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

     On December 21, 2012, the Company and Jonathan P. Evans, currently Chief Executive Officer of the Company, entered into a Nonqualified Stock Option Agreement, whereby the Company granted to Mr. Evans an option (the “Option”) to purchase 800,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share of Common Stock, which was the closing price of the Common Stock as quoted on the OTC Markets’ inter-dealer quotation service on December 20, 2012. The Options are exercisable at any time and the exercise period expires December 21, 2015. As of December 31, 2014 and 2013, these are the only options outstanding.

     Also on December 21, 2012, the Company issued a warrant to purchase up to 1,000,000 shares of the Company’s Common Stock at $1.00 per share to Jonathan P. Evans in exchange for $10,000, which was received in 2013. In addition, on that date, the Company issued a warrant to purchase up to 200,000 shares of the Company’s Common Stock to Robert E. Dolan, Chief Financial Officer of the Company, in exchange for $2,000. Both warrants are exercisable currently through December 21, 2017.

     The fair values of options and warrants granted during the year ended December 31, 2012 were estimated on the date of the grant using the Black-Sholes option-pricing model with the following assumptions with regard to the option and warrants; respectively, risk-free rates of 0.38% and 0.74%; dividend yield of 0%; expected volatility of 85%; and estimated lives of 3 and 5 years. Expected volatility is based on historical volatility of the Company’s common stock. The expected term of the options and warrants represents the period of time that options and warrants granted are expected to be outstanding and is derived from their terms.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures.

     As required by Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, Management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. This evaluation was carried out under the supervision and with the participation of our principal executive officer as well as our principal financial officer, who concluded that our disclosure controls and procedures are effective.

     Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act are accumulated and communicated to management, including our principal executive officer and our principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

     (b) Management’s Annual Report on Internal Control of Financial Reporting.

     The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2014, the Company’s internal control over financial reporting is effective.

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

Item 9B. Other Information.

     None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

     The following information provides the name, business address, present principal occupation, employment history, positions, offices or employments for the past five years and ages as of February 13, 2015 for our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify.

Name	Age	Position
Jonathan P. Evans	38	Chief Executive Officer and Director
Robert E. Dolan	63	Chief Financial Officer and Director

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

Code of Ethics

     We have not yet adopted a corporate code of ethics. Our board of directors is considering whether in light of the nature of our company and its lack of any operations, it is necessary or appropriate to adopt a formal corporate code of ethics. If it is determined that such a code would be necessary or appropriate, the Board will then consider establishing, over the next year, a code of ethics.

Legal Proceedings

     Neither of our directors and executive officers has been involved in legal proceedings that would be material to an evaluation of our management.

Section 16(a) Beneficial Ownership Reporting Compliance

     To our knowledge, based solely upon our review of copies of reports received by us pursuant to Section 16(a) of the Securities Exchange Act of 1934, we believe that all of our directors, officers and beneficial owners of more than 10 percent of our common stock filed all such reports on a timely basis during 2014.

Item 11. Executive Compensation.

     The Company has not paid any compensation to any person, including its directors and executive officers, since inception. The Company does not have any employment contracts with either of its executive officers.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information concerning ownership of our common stock as of February 13 2015 by each person known by us to be the beneficial owner of more than five percent of the common stock, each director, each executive officer, and by all directors and executive officers as a group. We believe that each stockholder has sole voting power and sole dispositive power with respect to the shares beneficially owned by him. Unless otherwise indicated, the address of each person listed below is 401 Theodore Fremd Avenue, Rye, New York 10580.

	Number of Shares of
	Common Stock
Name and Address* of Beneficial Owner	Beneficially Owned		Percent of Ownership
Jonathan P. Evans	1,800,000	(1)	34.9%
140 Greenwich Avenue
Greenwich, CT 06830

Mario J. Gabelli	885,844	(2)	26.4%

T. Baulch	335,868	(3)	10.0%
448 West 19th Street, #580
Houston, TX 77008

LICT Corporation	235,294	(1)	7.0%

Bernard Zimmerman & Company, Inc.	216,100	(4)	6.4%
18 High Meadow Road
Weston, CT 06883

Claudia Carucci and Uncle Mills	196,899	(4)	5.9%
Partners
17 Eagle Island Place
Shelton, SC 29941-3017

Robert E. Dolan	200,509	(5)	5.6%

*	Unless otherwise indicated, the address of each person listed above is 401 Theodore Fremd Avenue, Rye, New York 10580.

(1)	Represents an Option and a Warrant owned by Mr. Evans. The Option is currently exercisable and is for 800,000 shares with an exercise price of $0.15 per share and expire on December 21, 2015. The Warrant is currently exercisable and is to purchase 1,000,000 shares at $1.00 per share until December 21, 2017. For purposes of computing the Percent of Ownership for Mr. Evans, the amount of shares represented by the Option and the Warrant have been added to the numerator and denominator of the computation.

(2)	Represents 310,550 shares owned directly by Mr. Gabelli, 340,000 shares owned by a limited partnership for which Mr. Gabelli serves as a general partner (Mr. Gabelli has less than a 100% interest in the entity and disclaims beneficial ownership of the shares held by this entity which are in excess of his indirect pecuniary interest), and 235,294 shares owned by LICT Corporation (Mr. Gabelli is a “control person” of LICT Corporation and therefore shares owned by LICT Corporation are set forth in the table as also beneficially owned by Mr. Gabelli. Mr. Gabelli disclaims beneficial ownership of the shares owned by the partnership and LICT Corporation, except for his interest therein.)

(3)	Based solely on a Schedule 13G/A filed with the Securities and Exchange Commission by T. Baulch on February 3, 2014, identifying T. Baulch as the beneficial owner of 335,868 shares, having sole voting power and sole dispositive power with respect to 211,441 shares and having shared voting power and shared dispositive power with respect to 124,427 shares which are held of record by the wife of T. Baulch.

(4)	Based solely on a Schedule 13G filed with the Securities and Exchange Commission by Claudia Carucci, Uncle Mills Partners, and Bernard Zimmerman & Company, Inc. filed as of December 31, 2013, identifying (i) Claudia Carucci as the beneficial owner of 196,899 shares (which includes 177,999 shares owned individually and 18,900 shares owned by Uncle Mills Partners) and having sole voting power and sole dispositive power with respect to such shares, (ii) Uncle Mills Partners as the beneficial owner of 18,900 shares and having sole voting power and sole dispositive power with respect to such shares, and (iii) Bernard Zimmerman & Company, Inc. as the beneficial owner of 216,100 shares and having sole voting power and sole dispositive power with respect to such shares.

(5)	Represents 400 shares owned directly by Mr. Dolan, 109 shares owned by Mr. Dolan as part of the LICT Corporation 401(k) Plan and a Warrant owned by Mr. Dolan. The Warrant is currently exercisable and is to purchase 200,000 shares at $1.00 per share until December 21, 2017. For purposes of computing the Percent of Ownership for Mr. Dolan, the amount of shares represented by the Warrant have been added to the numerator and denominator of the computation.

Item 13. Certain Relationships and Related Transactions.

          None.

Item 14. Principal Accountant Fees and Services.

Audit Fees

     The aggregate fees billed by Daszkal Bolton LLP for professional services rendered for the audit of the Company’s financial statements for 2014 and 2013 were $14,000 annually. For 2014 and 2013, Daszkal Bolton LLP billed the Company an aggregate of $3,000 per quarter for the reviews of the financial statements included in its quarterly Form 10-Q.

Audit-Related Fees

          No audit-related fees were billed by Daszkal Bolton LLP for 2014 or 2013.

Tax Fees

          No tax fees were billed by Daszkal Bolton LLP for 2014 or 2013.

All Other Fees

          No other fees were billed by Daszkal Bolton LLP for 2014 or 2013 for services other than as set forth above.

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

MORGAN GROUP HOLDING CO.

Dated: February 23, 2015	By:	/s/Robert E. Dolan
ROBERT E. DOLAN
Chief Financial Officer
(Principal Financial and Accounting Officer)

       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date
/s/ Jonathan P. Evans	Chief Executive Officer	February 23, 2015
JONATHAN P. EVANS	(Principal Executive Officer)
and Director

/s/ Robert E. Dolan	Chief Financial Officer (Principal	February 23, 2015
ROBERT E. DOLAN	Financial and Accounting Officer)
and Director

/s/ Mario J. Gabelli	Director	February 23, 2015
MARIO J. GABELLI