Form 10-Q
period 2015-03-31
MORGAN GROUP HOLDING CO
filed 2015-05-07
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to ___________

Commission File No. 333-73996

MORGAN GROUP HOLDING CO.
(Exact name of small business issuing as specified in its charter)

Delaware	13-4196940
(State or other jurisdiction of Incorporation of organization)	(IRS Employer Identification Number)

401 Theodore Fremd Avenue, Rye, New York	10580
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [   ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Class	Outstanding at April 30, 2015
Common Stock, $.01 par value	3,359,055

MORGAN GROUP HOLDING CO.
TABLE OF CONTENTS

		Page No.
PART I –FINANCIAL INFORMATION

Item 1.	Financial Statements.	3-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9-10

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	10

Item 4.	Controls and Procedures.	10

PART II – OTHER INFORMATION

Item 6.	Exhibits.	11

	Signatures	12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Financial Statements

Condensed Balance Sheets as of
March 31, 2015, December 31, 2014 and March 31, 2014

Condensed Statements of Operations for the
Three Months Ended March 31, 2015 and 2014

Condensed Statements of Cash Flows for the
Three Months Ended March 31, 2015 and 2014

Condensed Statement of Shareholders’ Equity for the
Three Months Ended March 31, 2015

Notes to Condensed Financial
Statements as of March 31, 2015

Morgan Group Holding Co.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,	March 31,
	2015	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$149,377	$187,429	$255,469
Prepaid expenses	14,108	9,082	14,109
Total current assets	163,485	196,511	269,578
Equipment – net	409	572	1,062
Total assets	$163,894	$197,083	$270,640

LIABILITIES
Current liabilities:
Accrued liabilities	$700	$8,257	$23,872
Total current liabilities	700	8,257	23,872
Total liabilities	700	8,257	23,872

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none outstanding	--	--	--
Common stock, $0.01 par value, 10,000,000 shares
authorized, 3,359,055 outstanding	33,591	33,591	33,591
Additional paid-in-capital	5,772,368	5,772,368	5,772,368
Accumulated deficit	(5,642,765)	(5,617,133)	(5,559,191)
Total shareholders' equity	163,194	188,826	246,768
Total liabilities and shareholders' equity	$163,894	$197,083	$270,640

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues	$--	$--

Administrative expenses	(25,632)	(47,834)
Other income:
Realized and unrealized loss on
marketable securities	--	(543)
Net loss before income taxes	(25,632)	(48,377)
Income taxes	--	--
Net loss	($25,632)	($48,377)

Net loss per share, basic and diluted	($0.01)	($0.01)

Shares outstanding, basic and diluted	3,359,055	3,359,055

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities
Cash paid to suppliers	($38,052)	($28,826)
Net cash used in operating activities	(38,052)	(28,826)

Cash Flows from Investing Activities
Proceeds from the sale of marketable securities	--	275,314
Net cash provided by investing activities	--	275,314
Net (decrease) increase in cash and cash equivalents	(38,052)	246,488
Cash and cash equivalents, beginning of the period	187,429	8,981
Cash and cash equivalents, end of the period	$149,377	$255,469

Reconciliation of net loss to net cash used in operating
activities:
Net loss	($25,632)	($48,377)
Depreciation	163	163
Realized losses from the sale of marketable securities	--	4,781
Change in unrealized gains from investment in
marketable securities	--	(4,238)
Increase in prepaid expenses	(5,026)	(5,027)
(Decrease) increase in accrued liabilities	(7,557)	23,872
Net cash used in operating activities	($38,052)	($28,826)

Cash paid for interest	$--	$--

Cash paid for income taxes	$--	$--

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statement of Shareholders’ Equity
Three Months Ended March 31, 2015

	Common Stock		Additional
		Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total
Shareholders’ equity,
December 31, 2014	3,359,055	$33,591	$5,772,368	($5,617,133)	$188,826
Net loss for three
months ended March
31, 2015	--	--	--	(25,632)	(25,632)
Shareholders’ equity,
March 31, 2015	3,359,055	$33,591	$5,772,368	($5,642,765)	$163,194

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Notes to Condensed Financial Statements

Note 1.	Basis of Presentation

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2.	Significant Accounting Policies

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of a cash equivalent approximates its fair value based on its nature.

At March 31, 2015, December 31, 2014 and March 31, 2014 all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager.

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

The Company is a “C” corporation for Federal tax purposes, and has provided for deferred income taxes for temporary differences between the financial statement and tax bases of its assets and liabilities. The Company has recorded a full valuation allowance against its deferred tax asset of approximately $210,702 arising from its temporary basis differences and tax loss carryforward, as its realization is dependent upon the generation of future taxable income during the period when such losses would be deductible.

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

At the Company’s Annual Meeting of Stockholders on May 8, 2014, its stockholders voted to amend the Company’s Certificate of Incorporation (the “Charter Amendment”) to increase the number of authorized shares of common stock, par value $0.01 per share, from 10,000,000 to 100,000,000. In order to economize costs until necessary, the Company has not yet filed the Amended Certificate of Incorporation with its state of incorporation, Delaware, to effectuate the authorization.

On December 21, 2012, the Company and Jonathan P. Evans, currently Chief Executive Officer of the Company, entered into a Nonqualified Stock Option Agreement, whereby the Company granted to Mr. Evans an option (the “Option”) to purchase 800,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share of Common Stock, which was the closing price of the Common Stock as quoted on the OTC Markets’ inter-dealer quotation service on December 20, 2012. The Options are exercisable at any time and the exercise period expires December 21, 2015. As of March 31, 2015 and December 31, 2014, these are the only options outstanding.

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

Results of Operations

Three months Ended March 31, 2015 and 2014

For the three months ended March 31, 2015, the Company incurred $25,632 of administrative expenses, a decrease of $22,202 from the $47,834 of administrative expenses for the three months ended March 31, 2014. The decrease was essentially due to additional acquisition costs in 2014 related to a specific potential acquisition candidate that the Company did not ultimately acquire.

The Company may from time to time invest in marketable securities. During the three months ended March 31, 2014, the Company recorded $543 of net realized and unrealized losses from this activity; no realized or unrealized gains or losses were recorded during 2015.

Liquidity and Capital Resources

As of March 31, 2015, the Company’s principal assets consisted of cash and cash equivalents of $149,377.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

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

May 7, 2015