Form 10-Q
period 2015-09-30
MORGAN GROUP HOLDING CO
filed 2015-10-15
CIK 1162283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [   ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Class	Outstanding at October 14, 2015
Common Stock, $.01 par value	3,359,055

MORGAN GROUP HOLDING CO.
TABLE OF CONTENTS

		Page No.
	PART I –FINANCIAL INFORMATION

Item 1.	Financial Statements.	3-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9-10

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	10

Item 4.	Controls and Procedures.	10

	PART II – OTHER INFORMATION

Item 6.	Exhibits.	11

	Signatures	12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Financial Statements

Condensed Balance Sheets as of
September 30, 2015, December 31, 2014 and September 30, 2014

Condensed Statements of Operations for the
Three and Nine Months Ended September 30, 2015 and 2014

Condensed Statements of Cash Flows for the
Nine Months Ended September 30, 2015 and 2014

Condensed Statement of Shareholders’ Equity for the
Nine Months Ended September 30, 2015

Notes to Condensed Financial
Statements as of September 30, 2015

Morgan Group Holding Co.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,	September 30,
	2015	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$131,915	$187,429	$206,625
Prepaid expenses	8,719	9,082	3,959
Total current assets	140,634	196,511	210,584
Equipment – net	82	572	735
Total assets	$140,716	$197,083	$211,319

LIABILITIES
Current liabilities:
Accrued liabilities	$2,730	$8,257	$2,271
Total current liabilities	2,730	8,257	2,271
Total liabilities	2,730	8,257	2,271

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none outstanding	--	--	--
Common stock, $0.01 par value, 10,000,000 shares
authorized, 3,359,055 outstanding	33,591	33,591	33,591
Additional paid-in-capital	5,772,368	5,772,368	5,772,368
Accumulated deficit	(5,667,973)	(5,617,133)	(5,596,911)
Total shareholders' equity	137,986	188,826	209,048
Total liabilities and shareholders' equity	$140,716	$197,083	$211,319

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues	$--	$--	$--	$--

Administrative expenses	(12,675)	(13,949)	(50,840)	(88,364)
Other income:
Realized and unrealized gains on
marketable securities	--	2,810	--	2,267
Net loss before income taxes	(12,675)	(11,139)	(50,840)	(86,097)
Income taxes	--	--	--	--
Net loss	($12,675)	($11,139)	($50,840)	($86,097)

Net loss per share, basic and diluted	($0.00)	($0.00)	($0.02)	($0.03)

Shares outstanding, basic and diluted	3,359,055	3,359,055	3,359,055	3,359,055

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities
Cash paid to suppliers	($55,514)	($80,480)
Net cash used in operating activities	(55,514)	(80,480)

Cash Flows from Investing Activities
Proceeds from the sale of marketable securities	--	343,800
Purchase of marketable securities	--	(65,676)
Net cash provided by investing activities	--	278,124
Net (decrease) increase in cash and cash equivalents	(55,514)	197,644
Cash and cash equivalents, beginning of the period	187,429	8,981
Cash and cash equivalents, end of the period	$131,915	$206,625

Reconciliation of net loss to net cash used in operating
activities:
Net loss	($50,840)	($86,097)
Depreciation	490	490
Realized losses from the sale of marketable securities	--	1,971
Change in unrealized gains from investment in
marketable securities	--	(4,238)
Decrease in prepaid expenses	363	5,123
(Decrease) increase in accrued liabilities	(5,527)	2,271
Net cash used in operating activities	($55,514)	($80,480)

Cash paid for interest	$--	$--

Cash paid for income taxes	$--	$--

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statement of Shareholders’ Equity
Nine Months Ended September 30, 2015

	Common Stock		Additional
		Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total
Shareholders’ equity,
December 31, 2014	3,359,055	$33,591	$5,772,368	($5,617,133)	$188,826
Net loss for nine
months ended
September 30, 2015	--	--	--	(50,840)	(50,840)
Shareholders’ equity,
September 30, 2015	3,359,055	$33,591	$5,772,368	($5,667,973)	$137,986

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Notes to Condensed Financial Statements

Note 1.	Basis of Presentation

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2.	Significant Accounting Policies

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of a cash equivalent approximates its fair value based on its nature.

At September 30, 2015, December 31, 2014 and September 30, 2014 all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager.

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

The Company is a “C” corporation for Federal tax purposes, and has provided for deferred income taxes for temporary differences between the financial statement and tax bases of its assets and liabilities. The Company has recorded a full valuation allowance against its deferred tax asset of $220,441 arising from its temporary basis differences and tax loss carryforward, as its realization is dependent upon the generation of future taxable income during the period when such losses would be deductible.

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

On December 21, 2012, the Company and Jonathan P. Evans, currently Chief Executive Officer of the Company, entered into a Nonqualified Stock Option Agreement, whereby the Company granted to Mr. Evans an option (the “Option”) to purchase 800,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share of Common Stock, which was the closing price of the Common Stock as quoted on the OTC Markets’ inter-dealer quotation service on December 20, 2012. The Options are exercisable at any time and the exercise period expires December 21, 2015. As of September 30, 2015, December 31, 2014, and September 30, 2014, these are the only options outstanding.

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

Results of Operations

Three months Ended September 30, 2015 and 2014

For the three months ended September 30, 2015, the Company incurred $12,675 of administrative expenses, a decrease of $1,274 from the $13,949 of administrative expenses for the three months ended September 30, 2014. The decrease was essentially due to lower public company filing costs and the timing of certain accounting/tax fees.

Nine months Ended September 30, 2015 and 2014

For the nine months ended September 30, 2015, the Company incurred $50,840 of administrative expenses, a decrease of $37,524 from the $88,364 of administrative expenses for the nine months ended September 30, 2014. The decrease was essentially due to (1) additional acquisition costs in 2014 related to a specific potential acquisition candidate that the Company did not ultimately acquire and (2) the cost of the Company’s Annual Meeting of Shareholders in 2014.

The Company may from time to time invest in marketable securities. During the three and nine months ended September 30, 2014, the Company recorded $2,810 and $2,267, respectively, of net realized and unrealized losses from this activity; no realized or unrealized gains or losses were recorded during 2015.

Liquidity and Capital Resources

As of September 30, 2015, the Company’s principal assets consisted of cash and cash equivalents of $131,915.

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

October 15, 2015