Form 10-K
period 2015-12-31
MORGAN GROUP HOLDING CO
filed 2016-02-19
CIK 1162283

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015
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

As of February 17, 2016, the aggregate market value of the Registrant’s voting and nonvoting common equity held by non-affiliates of the Registrant was approximately $841,000, which value, solely for the purposes of this calculation, excludes shares held by the Registrant’s officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

The number of outstanding shares of the Registrant's Common Stock was 3,359,055 as of February 17, 2016

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

We are continuing to evaluate all options available to the Company at this time. Under Mr. Evans, the Company is looking to implement a growth strategy by acquiring businesses based in the United States of an appropriate type and size. The execution of such a strategy will require the Company to obtain significantly more financial resources than it currently possesses. Those resources could take the form of a debt and/or equity offering, or potentially a hybrid instrument. There is no assurance that the Company can obtain adequate financial resources to successfully implement this strategy.

At present, we have one full time employee.

Item1 A. Risk Factors

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

The shares of our common stock trade on the over-the-counter market in the OTC Pink®, under the symbol: MGHL. The following table sets forth the high and low market prices of the common stock for the periods indicated, as reported by published sources. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low
2015 Fiscal Year
First Quarter	$0.55	$0.35
Second Quarter	$0.51	$0.51
Third Quarter	$0.45	$0.40
Fourth Quarter	$0.30	$0.15

2014 Fiscal Year
First Quarter	$0.45	$0.20
Second Quarter	$0.95	$0.26
Third Quarter	$0.40	$0.21
Fourth Quarter	$0.40	$0.35

As of February 17, 2016 there were approximately 650 holders of record of the Company’s common stock.

The Company has never declared a cash dividend on its common stock and its Board of Directors does not anticipate that it will pay cash dividends in the foreseeable future.

During the fiscal years ended December 31, 2015 and 2014, the Company did not repurchase any of its shares from its shareholders.

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

Overview

As of December 31, 2015, the Company’s only assets consisted of $117,492 in cash and cash equivalents, and net operating loss carry forwards of approximately $474,000 which are expected to expire from 2023 to 2035.

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

Results of Operations

For the year ended December 31, 2015, the Company incurred administrative expenses of $64,614 versus $108,588 in 2014. Administrative expenses decreased in 2015 from 2014 predominantly due to decreased expenses associated with acquisition activity of $29,259, and annual meeting costs of $12,373 in 2014.

During 2010, the company began to invest from time to time in marketable securities that are subject to a publicly disclosed acquisition offer but are trading below the proposed acquisition price and selected mutual funds. During the year ended December 31, 2014 the Company recorded $2,267 of net realized and unrealized gains from this activity. No net realized gains or losses were recorded during the year ended December 31, 2015. The relative amount of gains, or losses, and distributions in any period is very dependent on the number and timing of the available transactions over that period. Interest income from the Company investment in a United States Treasury money market fund was $2 in both of the years ended December 31, 2015 and 2014.

Liquidity and Capital Resources

At December 31, 2015, we had $117,492 in cash and cash equivalents as compared to $187,429 in cash and cash equivalents at December 31, 2014.

The Company has implemented a growth strategy to acquire US-based businesses of an appropriate type and size. The execution of such a strategy will require the Company to obtain significantly more financial resources than it currently possesses. Those resources could take the form of a debt and/or equity offering, or potentially a hybrid instrument. There is no assurance that the Company can obtain such financial resources to successfully implement this strategy.

Item 7A. Quantitative and Qualitative Analysis of Market Risk

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to report the Quantitative and Qualitative Analysis of Market Risk specified in Item 305 of Regulation S-K.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Balance Sheets as of
December 31, 2015 and 2014

Statements of Operations for the
Years Ended December 31, 2015 and 2014

Statements of Cash Flows for the
Years Ended December 31, 2015 and 2014

Statements of Shareholders’ Equity for the
Years Ended December 31, 2015 and 2014

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Morgan Group Holding Co.
Rye, New York

We have audited the accompanying balance sheets of Morgan Group Holding Co. (the “Company”) as of December 31, 2015 and 2014, and the related statements of operations, shareholders’ equity, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morgan Group Holding Co. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Daszkal Bolton LLP
Boca Raton, Florida
February 19, 2016

Morgan Group Holding Co.
Balance Sheets

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$117,492	$187,429
Prepaid expenses	6,722	9,082
Total current assets	124,214	196,511
Property and equipment, net	--	572
Total assets	$124,214	$197,083

LIABILITIES
Current liabilities:
Accounts payable	$--	$8,257
Total current liabilities	--	8,257

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock, $0.01 par value, 1,000,000 shares
authorized, none outstanding	--	--
Common Stock, $0.01 par value, 10,000,000 shares
authorized, 3,359,055 outstanding at December 31, 2015
and 2014	33,591	33,591
Additional paid-in-capital	5,772,368	5,772,368
Accumulated deficit	(5,681,745)	(5,617,133)
Total shareholders' equity	124,214	188,826
Total liabilities and shareholders' equity	$124,214	$197,083

See accompanying notes to financial statements

Morgan Group Holding Co.
Statements of Operations

	Year Ended December 31,
	2015	2014
Revenues	$--	$--

Administrative expenses	(64,614)	(108,588)
Other income
Interest income and dividends received from marketable securities	2	2
Realized and unrealized gains on marketable securities	--	2,267
Net loss before income taxes	(64,612)	(106,319)
Income taxes	--	--
Net loss	($64,612)	($106,319)

Loss per share, basic and diluted	($0.02)	($ 0.03)

Average shares outstanding, basic and diluted	3,359,055	3,359,055

See accompanying notes to financial statements

Morgan Group Holding Co.
Statements of Cash Flows

	Year Ended December 31,
	2015	2014
Cash Flows from Operating Activities
Interest received	$2	$2
Cash paid to suppliers	(69,939)	(99,678)
Net cash used in operating activities	(69,937)	(99,676)

Cash Flows from Investing Activities
Purchases of marketable securities	--	(65,676)
Proceeds from the sale of marketable securities	--	343,800
Net cash used in investing activities	--	(278,124)

Net (decrease) increase in cash and cash equivalents	(69,937)	178,448
Cash and cash equivalents, beginning of the year	187,429	8,981
Cash and cash equivalents, end of the year	$117,492	$187,429

Reconciliation of net loss to net cash used in operating
activities:
Net loss	($64,612)	($106,319)
Depreciation	572	654
Realized gains from the sale of marketable securities	--	1,971
Change in unrealized losses on marketable securities	--	(4,238)
(Decrease) increase in accounts payable	(8,257)	8,257
Decrease (increase) in prepaid expenses	2,360	(1)
Net cash used in operating activities	($69,937)	($99,676)

See accompanying notes to financial statements

Morgan Group Holding Co.
Statements of Shareholders’ Equity

	Preferred Stock		Common Stock		Additional
					Paid in	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
Balance, December 31, 2013	--	$--	3,359,055	$33,591	$5,772,368	($5,510,814)	$295,145

Net loss for year ended December 31, 2014	--	--	--	--	--	(106,319)	(106,319)

Balance, December 31, 2014	--	--	3,359,055	33,591	5,772,368	(5,617,133)	188,826

Net loss for year ended December 31, 2015	--	--	--	--	--	(64,612)	(64,612)

Balance, December 31, 2015	--	$--	3,359,055	$33,591	$5,772,368	($5,681,745)	$124,214

See accompanying notes to financial statements

Morgan Group Holding Co.
Notes to Financial Statements

Note 1.	Basis of Presentation and Significant Accounting Principles

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

On October 3, 2002, Morgan ceased its operations when its liability insurance expired and it was unable to secure replacement insurance. On October 18, 2002, Morgan and two of its operating subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division for the purpose of conducting an orderly liquidation of Morgan’s assets. On March 31, 2008, and the bankruptcy court dismissed the proceeding and it was entirely concluded at that time. The Company received no value for its equity ownership from the bankruptcy proceeding.

Significant Accounting Principles

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of a cash equivalent approximates its fair value based on its nature.

At December 31, 2015 and 2014 all cash and cash equivalents were invested in a United States Treasury money market fund, for which an affiliate of the Company serves as the investment manager.

Stock Based Compensation

During 2012, the Company issued stock options and warrants to two of the Company’s officers, see Note 5. The Company uses a fair value based method of accounting for stock-based compensation provided to our employees. The estimated fair value of option awards on the grant date is determined using the Black Scholes option-pricing model. This sophisticated model utilizes a number of assumptions in arriving at its results, including the estimated life of the option, the risk free interest rate at the date of grant and the volatility of the underlying common stock. There may be other factors which are not considered in the Black Scholes model but which may have an effect on the value of the options as well. The effects of changing any of the assumptions or factors employed by the Black Scholes model may result in a significantly different valuation for the options. No options or warrants were granted during the years ended December 31, 2015 and 2014.

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

At December 31, 2015 and 2014, the Company’s cash equivalents include money market securities. These securities are valued utilizing quoted market prices from identical instruments and are categorized in Level 1 of the fair value hierarchy.

At December 31, 2015 and 2014, there were no gross unrealized gains or losses.

Note 3.	Investment in Morgan Group, Inc.

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

No federal current or deferred income taxes were recorded for the years ended December 31, 2015 and 2014, as the Company's income tax benefits were fully offset by a corresponding increase to the valuation allowance against its net deferred income tax assets.

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

At December 31, 2015 and 2014, the Company had federal and state net operating loss carry forwards of $474,000 and $410,000, respectively, available to offset future taxable income. These net operating loss carry forwards will expire in varying amounts beginning in 2023 through 2035. At December 31, 2015 and 2014, the Company had federal capital loss carry forwards of $2,000 available to offset future taxable gains.

The components of income tax provision (benefit) are as follows:

	December 31,
	2015	2014
Current income taxes:
Federal	$--	$--
State	--	--
Total current income taxes	--	--
Deferred income taxes	24,983	42,801
Change in valuation allowance	(24,983)	(42,801)
Provision (benefit) for income taxes	$--	$--

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

	December 31,
	2015	2014
Current deferred income tax assets	$--	$--

Noncurrent deferred income tax assets:
Net operating loss carryover difference	183,431	158,448
Stock option compensation	42,338	42,338
	225,769	200,786
Valuation allowance	(225,769)	(200,786)
	$--	$--

Due to uncertainty surrounding realization of the deferred income tax assets in future periods, the Company has recorded a 100% valuation allowance against its net deferred tax assets. If it is determined in the future that it is more likely than not that the deferred income tax assets are realizable, the valuation allowance will be reduced.

The reconciliation of the provision for income taxes for the years ended December 31, 2015 and 2014, and the amount computed by applying the U. S, Federal statutory income tax rate to net loss is as follows:

	December 31,
	2015	2014
Tax provision (benefit) at statutory rate	($21,967)	($37,739)
State taxes, net of federal effect	(3,016)	(5,062)
Change of valuation allowance	24,983	42,801
Effective income provision (benefit)	$--	$--

Note 4.	Commitments and Contingencies

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

On December 21, 2012, the Company and Jonathan P. Evans, currently Chief Executive Officer of the Company, entered into a Nonqualified Stock Option Agreement, whereby the Company granted to Mr. Evans an option (the “Option”) to purchase 800,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share of Common Stock, which was the closing price of the Common Stock as quoted on the OTC Markets’ inter-dealer quotation service on December 20, 2012. These options expired unexercised on December 21, 2015 and were the no options outstanding at December 31, 2015.

Also on December 21, 2012, the Company issued a warrant to purchase up to 1,000,000 shares of the Company’s Common Stock at $1.00 per share to Jonathan P. Evans in exchange for $10,000, which was received in 2013. In addition, on that date, the Company issued a warrant to purchase up to 200,000 shares of the Company’s Common Stock at $1.00 per share to Robert E. Dolan, Chief Financial Officer of the Company, in exchange for $2,000. Both warrants are exercisable currently through December 21, 2017.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, Management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. This evaluation was carried out under the supervision and with the participation of our principal executive officer as well as our principal financial officer, who concluded that our disclosure controls and procedures are effective.

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

(b) Management’s Annual Report on Internal Control of Financial Reporting.

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2015, the Company’s internal control over financial reporting is effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following information provides the name, business address, present principal occupation, employment history, positions, offices or employments for the past five years and ages as of February 13, 2016 for our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify.

Name	Age	Position
Jonathan P. Evans	39	Chief Executive Officer and Director
Robert E. Dolan	64	Chief Financial Officer and Director

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

Robert E. Dolan has served as our Chief Financial Officer since November 2001. Mr. Dolan has also served in the following capacities at LICT Corporation: Executive Vice President and Chief Financial Officer from December 6, 2010, Interim Chief Executive Officer and Chief Financial Officer from May 1, 2006 to December 6, 2010, Chief Financial Officer from January 2004 to May 1, 2006, Chief Financial Officer, Controller from September 1999 to January 2004 and Director from August 2013. In addition, Mr. Dolan was, until September 14, 2009, the Assistant Secretary and director of Sunshine PCS Corporation, a public holding company, and had served in these capacities since November 2000. Also, from November 17, 2007, Mr. Dolan has also been the Interim Chief Executive Officer and Chief Financial Officer of CIBL, Inc.

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

Legal Proceedings

None of our directors and executive officers has been involved in legal proceedings that would be material to an evaluation of our management.

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely upon our review of copies of reports received by us pursuant to Section 16(a) of the Securities Exchange Act of 1934, we believe that all of our directors, officers and beneficial owners of more than 10 percent of our common stock filed all such reports on a timely basis during 2015.

Item 11. Executive Compensation.

The Company has not paid any compensation to any person, including its directors and executive officers, since inception. The Company does not have any employment contracts with either of its executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning ownership of our common stock as of February 17, 2016 by each person known by us to be the beneficial owner of more than five percent of the common stock, each director, each executive officer, and by all directors and executive officers as a group. We believe that each stockholder has sole voting power and sole dispositive power with respect to the shares beneficially owned by him. Unless otherwise indicated, the address of each person listed below is 401 Theodore Fremd Avenue, Rye, New York 10580.

	Number of Shares of
	Common Stock
Name and Address* of Beneficial Owner	Beneficially Owned	Percent of Ownership
Jonathan P. Evans	1,000,000(1)	22.9%
140 Greenwich Avenue
Greenwich, CT 06830

Mario J. Gabelli	885,844(2)	26.4%

T. Baulch	335,868(3)	10.0%
448 West 19th Street, #580
Houston, TX 77008

LICT Corporation	235,294(1)	7.0%

Bernard Zimmerman & Company, Inc.	216,100(4)	6.4%
18 High Meadow Road
Weston, CT 06883

Claudia Carucci and Uncle Mills	196,899(4)	5.9%
Partners
17 Eagle Island Place
Shelton, SC 29941-3017

Robert E. Dolan	200,509(5)	5.6%
____________________

* Unless otherwise indicated, the address of each person listed above is 401 Theodore Fremd Avenue, Rye, New York 10580.

(1)	Represents a Warrant owned by Mr. Evans, which is currently exercisable and is to purchase 1,000,000 shares at $1.00 per share until December 21, 2017. For purposes of computing the Percent of Ownership for Mr. Evans, the amount of shares represented by the Option and the Warrant have been added to the numerator and denominator of the computation.

(2)	Represents 310,550 shares owned directly by Mr. Gabelli, 340,000 shares owned by a limited partnership for which Mr. Gabelli serves as a general partner (Mr. Gabelli has less than a 100% interest in the entity and disclaims beneficial ownership of the shares held by this entity which are in excess of his indirect pecuniary interest), and 235,294 shares owned by LICT Corporation (Mr. Gabelli is a “control person” of LICT Corporation and therefore shares owned by LICT Corporation are set forth in the table as also beneficially owned by Mr. Gabelli. Mr. Gabelli disclaims beneficial ownership of the shares owned by the partnership and LICT Corporation, except for his interest therein.)

(3)	Based solely on a Schedule 13G/A filed with the Securities and Exchange Commission by T. Baulch on February 17, 2015, identifying T. Baulch as the beneficial owner of 335,868 shares, having sole voting power and sole dispositive power with respect to 211,441 shares and having shared voting power and shared dispositive power with respect to 124,427 shares which are held of record by the wife of T. Baulch.

(4)	Based solely on a Schedule 13G filed with the Securities and Exchange Commission by Claudia Carucci, Uncle Mills Partners, and Bernard Zimmerman & Company, Inc. filed on February 11,2014, identifying (i) Claudia Carucci as the beneficial owner of 196,899 shares (which includes 177,999 shares owned individually and 18,900 shares owned by Uncle Mills Partners) and having sole voting power and sole dispositive power with respect to such shares, (ii) Uncle Mills Partners as the beneficial owner of 18,900 shares and having sole voting power and sole dispositive power with respect to such shares, and (iii) Bernard Zimmerman & Company, Inc. as the beneficial owner of 216,100 shares and having sole voting power and sole dispositive power with respect to such shares.

(5)	Represents 400 shares owned directly by Mr. Dolan, 109 shares owned by Mr. Dolan as part of the LICT Corporation 401(k) Plan and a Warrant owned by Mr. Dolan. The Warrant is currently exercisable and is to purchase 200,000 shares at $1.00 per share until December 21, 2017. For purposes of computing the Percent of Ownership for Mr. Dolan, the amount of shares represented by the Warrant have been added to the numerator and denominator of the computation.

Item 13. Certain Relationships and Related Transactions.

None.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Daszkal Bolton LLP for professional services rendered for the audit of the Company’s financial statements for 2015 and 2014 were $14,000 annually. For 2015 and 2014, Daszkal Bolton LLP billed the Company an aggregate of $3,000 per quarter for the reviews of the financial statements included in its quarterly Form 10-Q.

Audit-Related Fees

No audit-related fees were billed by Daszkal Bolton LLP for 2015 or 2014.

Tax Fees

No tax fees were billed by Daszkal Bolton LLP for 2015 or 2014.

All Other Fees

No other fees were billed by Daszkal Bolton LLP for 2015 or 2014 for services other than as set forth above.

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

MORGAN GROUP HOLDING CO.

Dated: February 19, 2016	By:	/s/ Robert E, Dolan
ROBERT E. DOLAN
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jonathan P. Evans	Chief Executive Officer	February 19, 2016
JONATHAN P. EVANS	(Principal Executive Officer)
and Director

/s/ Robert E. Dolan	Chief Financial Officer (Principal	February 19, 2016
ROBERT E. DOLAN	Financial and Accounting Officer)
and Director

/s/ Mario J. Gabelli	Director	February 19, 2016
MARIO J. GABELLI