Form 10-Q
period 2016-03-31
MORGAN GROUP HOLDING CO
filed 2016-05-02
CIK 1162283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [   ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Class	Outstanding at April 25, 2016
Common Stock, $.01 par value	3,359,055

MORGAN GROUP HOLDING CO.
TABLE OF CONTENTS

		Page No.
	PART I –FINANCIAL INFORMATION

Item 1.	Financial Statements.	3-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9-10

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	10

Item 4.	Controls and Procedures.	10

	PART II – OTHER INFORMATION

Item 6.	Exhibits.	11

	Signatures	12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Financial Statements

Condensed Balance Sheets as of
March 31, 2016, December 31, 2015 and March 31, 2015

Condensed Statements of Operations for the
Three Months Ended March 31, 2016 and 2015

Condensed Statements of Cash Flows for the
Three Months Ended March 31, 2016 and 2015

Condensed Statement of Shareholders’ Equity for the
Three Months Ended March 31, 2016

Notes to Condensed Financial
Statements as of March 31, 2016

Morgan Group Holding Co.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,	March 31,
	2016	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$86,289	$117,492	$149,377
Prepaid expenses	14,835	6,722	14,108
Total current assets	101,124	124,214	163,485
Equipment – net	--	--	409
Total assets	$101,124	$124,214	$163,894

LIABILITIES
Current liabilities:
Accrued liabilities	$1,091	$--	$700
Total current liabilities	1,091	--	700
Total liabilities	1,091	--	700

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none outstanding	--	--	--
Common stock, $0.01 par value, 10,000,000 shares
authorized, 3,359,055 outstanding	33,591	33,591	33,591
Additional paid-in-capital	5,772,368	5,772,368	5,772,368
Accumulated deficit	(5,705,926)	(5,681,745)	(5,642,765)
Total shareholders' equity	100,033	124,214	163,194
Total liabilities and shareholders' equity	$101,124	$124,214	$163,894

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues	$--	$--

Administrative expenses	(24,234)	(25,632)
Other income:
Interest income	53	--
Net loss before income taxes	(24,181)	(25,632)
Income taxes	--	--
Net loss	($24,181)	($25,632)

Net loss per share, basic and diluted	($0.01)	($0.01)

Shares outstanding, basic and diluted	3,359,055	3,359,055

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities
Interest income	$53	$--
Cash paid to suppliers	(31,256)	($38,052)
Net cash used in operating activities	(31,203)	(38,052)
Net decrease in cash and cash equivalents	(31,203)	(38,052)
Cash and cash equivalents, beginning of the period	117,492	187,429
Cash and cash equivalents, end of the period	$86,289	$149,377

Reconciliation of net loss to net cash used in operating
activities:
Net loss	($24,181)	($25,632)
Depreciation	--	163
Increase in prepaid expenses	(8,113)	(5,026)
Increase (decrease) in accrued liabilities	1,091	(7,557)
Net cash used in operating activities	($31,203)	($38,052)

Cash paid for interest	$--	$--

Cash paid for income taxes	$--	$--

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Condensed Statement of Shareholders’ Equity
Three Months Ended March 31, 2016

	Common Stock		Additional
		Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total
Shareholders’ equity,
December 31, 2015	3,359,055	$33,591	$5,772,368	($5,681,745)	$124,214
Net loss for three
months ended March 31, 2016	--	--	--	(24,181)	(24,181)
Shareholders’ equity,
March 31, 2016	3,359,055	$33,591	$5,772,368	($5,705,926)	$100,033

See accompanying notes to condensed financial statements

Morgan Group Holding Co.
Notes to Condensed Financial Statements

Note 1.	Basis of Presentation

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2.	Significant Accounting Policies

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of a cash equivalent approximates its fair value based on its nature.

At March 31, 2016, December 31, 2015 and March 31, 2015, all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager.

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

The Company is a “C” corporation for Federal tax purposes, and has provided for deferred income taxes for temporary differences between the financial statement and tax bases of its assets and liabilities. The Company has recorded a full valuation allowance against its deferred tax asset of approximately $235,636 arising from its temporary basis differences and tax loss carryforward, as its realization is dependent upon the generation of future taxable income during the period when such losses would be deductible.

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

On December 21, 2012, the Company and Jonathan P. Evans, Chief Executive Officer of the Company, entered into a Nonqualified Stock Option Agreement, whereby the Company granted to Mr. Evans an option (the “Option”) to purchase 800,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share of Common Stock, which was the closing price of the Common Stock as quoted on the OTC Markets’ inter-dealer quotation service on December 20, 2012. These options were exercisable at any time and the exercise period expired on December 21, 2015. As of March 31, 2015, these were the only options outstanding and as of March 31, 2016, there are no options outstanding.

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

Results of Operations

Three months Ended March 31, 2016 and 2015

For the three months ended March 31, 2016, the Company incurred $24,234 of administrative expenses, a decrease of $1,398 from the $25,632 of administrative expenses for the three months ended March 31, 2015. The decrease was essentially due to lower costs for making the Company’s regulatory filings.

During the first quarter of 2016, the Company earned $53 from its investment in a United States Treasury money market fund. No amounts were earned during the first quarter of 2015 due to lack of earnings by the fund.

Liquidity and Capital Resources

As of March 31, 2016, the Company’s principal assets consisted of cash and cash equivalents of $86,289.

The Company has adopted a growth strategy to acquire US-based businesses of an appropriate type and size. The execution of such a strategy may require the Company to obtain significantly more financial resources than it currently possesses. Those resources could take the form of debt and equity offerings, or potentially a hybrid instrument. There is no assurance that the Company can obtain such financial resources to successfully implement this strategy.

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

May 2, 2016