Form 10-Q
period 2016-06-30
MORGAN GROUP HOLDING CO
filed 2016-07-29
CIK 1162283

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [   ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Class	Outstanding at July 27, 2016
Common Stock, $.01 par value	3,359,055

MORGAN GROUP HOLDING CO.
TABLE OF CONTENTS

		Page No.
PART I –FINANCIAL INFORMATION

Item 1.	Financial Statements.	3-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9-10

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	10

Item 4.	Controls and Procedures.	10

PART II – OTHER INFORMATION

Item 6.	Exhibits.	11

	Signatures	12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Financial Statements

Condensed Balance Sheets as of
June 30, 2016, December 31, 2015 and June 30, 2015

Condensed Statements of Operations for the
Three and Six Months Ended June 30, 2016 and 2015

Condensed Statements of Cash Flows for the
Six Months Ended June 30, 2016 and 2015

Condensed Statement of Shareholders’ Equity for the
Six Months Ended June 30, 2016

Notes to Condensed Financial
Statements as of June 30, 2016

Morgan Group Holding Co.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,	June 30,
	2016	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$79,728	$117,492	$143,048
Prepaid expenses	9,095	6,722	8,068
Total current assets	88,823	124,214	151,116
Equipment – net	--	--	245
Total assets	$88,823	$124,214	$151,361

LIABILITIES
Current liabilities:
Accrued liabilities	$700	$--	$700
Total current liabilities	700	--	700
Total liabilities	700	--	700

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none outstanding	--	--	--
Common stock, $0.01 par value, 10,000,000 shares
authorized, 3,359,055 outstanding	33,591	33,591	33,591
Additional paid-in-capital	5,772,368	5,772,368	5,772,368
Accumulated deficit	(5,717,836)	(5,681,745)	(5,655,298)
Total shareholders' equity	88,123	124,214	150,661
Total liabilities and shareholders' equity	$88,823	$124,214	$151,361

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Revenues	$--	$--	$--	$--

Administrative expenses	(11,957)	(12,533)	(36,191)	(38,165)
Other income:
Interest income	47	--	100	--
Net loss before income taxes	(11,910)	(12,533)	(36,091)	(38,165)
Income taxes	--	--	--	--
Net loss	($11,910)	($12,533)	($36,091)	($38,165)

Net loss per share, basic and diluted	($0.00)	($0.00)	($0.01)	($0.01)

Shares outstanding, basic and diluted	3,359,055	3,359,055	3,359,055	3,359,055

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities
Interest income	$100	$--
Cash paid to suppliers	(37,864)	($44,381)
Net cash used in operating activities	(37,764)	(44,381)
Net decrease in cash and cash equivalents	(37,764)	(44,381)
Cash and cash equivalents, beginning of the period	117,492	187,429
Cash and cash equivalents, end of the period	$79,728	$143,048

Reconciliation of net loss to net cash used in operating
activities:
Net loss	($36,091)	($38,165)
Depreciation	--	327
(Increase) decrease in prepaid expenses	(2,373)	1,014
Increase (decrease) in accrued liabilities	700	(7,557)
Net cash used in operating activities	($37,764)	($44,381)

Cash paid for interest	$--	$--

Cash paid for income taxes	$--	$--

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statement of Shareholders’ Equity
Six Months Ended June 30, 2016

	Common Stock		Additional
		Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total
Shareholders’ equity,
December 31, 2015	3,359,055	$33,591	$5,772,368	($5,681,745)	$124,214
Net loss for six months
ended June 30, 2016	--	--	--	(36,091)	(36,091)
Shareholders’ equity,
June 30, 2016	3,359,055	$33,591	$5,772,368	($5,717,836)	$88,123

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Notes to Condensed Financial Statements

Note 1.	Basis of Presentation

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2.	Significant Accounting Policies

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of a cash equivalent approximates its fair value based on its nature.

At June 30, 2016, December 31, 2015 and June 30, 2015, all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager.

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

The Company is a “C” corporation for Federal tax purposes, and has provided for deferred income taxes for temporary differences between the financial statement and tax bases of its assets and liabilities. The Company has recorded a full valuation allowance against its deferred tax asset of approximately $239,731 arising from its temporary basis differences and tax loss carryforward, as its realization is dependent upon the generation of future taxable income during the period when such losses would be deductible.

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

On December 21, 2012, the Company and Jonathan P. Evans, Chief Executive Officer of the Company, entered into a Nonqualified Stock Option Agreement, whereby the Company granted to Mr. Evans an option (the “Option”) to purchase 800,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share of Common Stock, which was the closing price of the Common Stock as quoted on the OTC Markets’ inter-dealer quotation service on December 20, 2012. These options were exercisable at any time and the exercise period expired on December 21, 2015. As of June 30, 2015, these were the only options outstanding and as of June 30, 2016, there are no options outstanding.

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

Results of Operations

Three months Ended June 30, 2016 and 2015

For the three months ended June 30, 2016, the Company incurred $11,957 of administrative expenses, a decrease of $576 from the $12,533 of administrative expenses for the three months ended June 30, 2015. The decrease was essentially due to lower costs for making the Company’s regulatory filings.

During the second quarter of 2016, the Company earned $47 from its investment in a United States Treasury money market fund. No amounts were earned during the second quarter of 2015 due to lack of earnings by the fund.

Six months Ended June 30, 2016 and 2015

For the six months ended June 30, 2016, the Company incurred $36,191 of administrative expenses, a decrease of $1,974 from the $38,165 of administrative expenses for the six months ended June 30, 2015. The decrease was essentially due to lower costs for making the Company’s regulatory filings.

During the first half of 2016, the Company earned $100 from its investment in a United States Treasury money market fund. No amounts were earned during the second quarter of 2015 due to lack of earnings by the fund.

Liquidity and Capital Resources

As of June 30, 2016, the Company’s principal assets consisted of cash and cash equivalents of $79,728.

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

July 29, 2016