Form 10-Q
period 2016-09-30
MORGAN GROUP HOLDING CO
filed 2016-11-02
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [X] Yes [   ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Class	Outstanding at October 30, 2016
Common Stock, $.01 par value	3,359,055

MORGAN GROUP HOLDING CO.
TABLE OF CONTENTS

		Page No.
PART I –FINANCIAL INFORMATION

Item 1.	Financial Statements.	3-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9-10

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	10

Item 4.	Controls and Procedures.	10

PART II – OTHER INFORMATION

Item 6.	Exhibits.	11

	Signatures	12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Financial Statements

Condensed Balance Sheets as of
September 30, 2016, December 31, 2015 and September 30, 2015

Condensed Statements of Operations for the
Three and Nine Months Ended September 30, 2016 and 2015

Condensed Statements of Cash Flows for the
Nine Months Ended September 30, 2016 and 2015

Condensed Statement of Shareholders’ Equity for the
Nine Months Ended September 30, 2016

Notes to Condensed Financial
Statements as of September 30, 2016

Morgan Group Holding Co.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,	September 30,
	2016	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$67,682	$117,492	$131,915
Prepaid expenses	9,255	6,722	8,719
Total current assets	76,937	124,214	140,634
Equipment – net	--	--	82
Total assets	$76,937	$124,214	$140,716

LIABILITIES
Current liabilities:
Accrued liabilities	$--	$--	$2,730
Total current liabilities	--	--	2,730
Total liabilities	--	--	2,730

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none outstanding	--	--	--
Common stock, $0.01 par value, 10,000,000 shares
authorized, 3,359,055 outstanding	33,591	33,591	33,591
Additional paid-in-capital	5,772,368	5,772,368	5,772,368
Accumulated deficit	(5,729,022)	(5,681,745)	(5,667,973)
Total shareholders' equity	76,937	124,214	137,986
Total liabilities and shareholders' equity	$76,937	$124,214	$140,716

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues	$--	$--	$--	$--

Administrative expenses	(11,230)	(12,675)	(47,421)	(50,840)
Other income:
Interest income	44	--	144	--
Net loss before income taxes	(11,186)	(12,675)	(47,277)	(50,840)
Income taxes	--	--	--	--
Net loss	($11,186)	($12,675)	($47,277)	($50,840)

Net loss per share, basic and diluted	($0.00)	($0.00)	($0.01)	($0.02)

Shares outstanding, basic and diluted	3,359,055	3,359,055	3,359,055	3,359,055

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities
Interest income	$144	$--
Cash paid to suppliers	(49,954)	($55,514)
Net cash used in operating activities	(49,810)	(55,514)
Net decrease in cash and cash equivalents	(49,810)	(55,514)
Cash and cash equivalents, beginning of the period	117,492	187,429
Cash and cash equivalents, end of the period	$67,682	$131,915

Reconciliation of net loss to net cash used in operating activities:
Net loss	($47,277)	($50,840)
Depreciation	--	490
(Increase) decrease in prepaid expenses	(2,533)	363
(Decrease) in accrued liabilities	--	(5,527)
Net cash used in operating activities	($49,810)	($55,514)

Cash paid for interest	$--	$--

Cash paid for income taxes	$--	$--

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statement of Shareholders’ Equity
Nine Months Ended September 30, 2016

	Common Stock		Additional
		Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total
Shareholders’ equity,
December 31, 2015	3,359,055	$33,591	$5,772,368	($5,681,745)	$124,214
Net loss for nine
months ended
September 30, 2016	--	--	--	(47,277)	(47,277)
Shareholders’ equity,
September 30, 2016	3,359,055	$33,591	$5,772,368	($5,729,022)	$76,937

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Notes to Condensed Financial Statements

Note 1.	Basis of Presentation

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2.	Significant Accounting Policies

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of a cash equivalent approximates its fair value based on its nature.

At September 30, 2016, December 31, 2015 and September 30, 2015, all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager.

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

The Company is a “C” corporation for Federal tax purposes, and has provided for deferred income taxes for temporary differences between the financial statement and tax bases of its assets and liabilities. The Company has recorded a full valuation allowance against its deferred tax asset of approximately $244,059 arising from its temporary basis differences and tax loss carryforward, as its realization is dependent upon the generation of future taxable income during the period when such losses would be deductible.

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

On December 21, 2012, the Company and Jonathan P. Evans, Chief Executive Officer of the Company, entered into a Nonqualified Stock Option Agreement, whereby the Company granted to Mr. Evans an option (the “Option”) to purchase 800,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share of Common Stock, which was the closing price of the Common Stock as quoted on the OTC Markets’ inter-dealer quotation service on December 20, 2012. These options were exercisable at any time and the exercise period expired on December 21, 2015. As of September 30, 2015, these were the only options outstanding and as of September 30, 2016, there are no options outstanding.

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

Results of Operations

Three Months Ended September 30, 2016 and 2015

For the three months ended September 30, 2016, the Company incurred $11,230 of administrative expenses, a decrease of $1,445 from the $12,675 of administrative expenses for the three months ended September 30, 2015. The decrease was essentially due to lower legal costs in 2016 for acquisition projects.

During the third quarter of 2016, the Company earned $44 from its investment in a United States Treasury money market fund. No amounts were earned during the third quarter of 2015 due to lack of earnings by the fund.

Nine Months Ended September 30, 2016 and 2015

For the nine months ended September 30, 2016, the Company incurred $47,421 of administrative expenses, a decrease of $3,419 from the $50,840 of administrative expenses for the nine months ended September 30, 2015. The decrease was essentially due to lower legal costs in 2016 for acquisition projects and lower costs for making the Company’s regulatory filings in 2016.

During the nine months ended September 30, 2016, the Company earned $144 from its investment in a United States Treasury money market fund. No amounts were earned during the nine months ended September 30, 2015 due to lack of earnings by the fund.

Liquidity and Capital Resources

As of September 30, 2016, the Company’s principal assets consisted of cash and cash equivalents of $67,682.

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

November 2, 2016