Form 10-K
period 2016-12-31
MORGAN GROUP HOLDING CO
filed 2017-03-01
CIK 1162283

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2016

Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________to____________

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes[X]   No_[_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K, or any amendment to this Form 10-KSB. [_]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)  Yes [X] No [  ]

As of February 21, 2017, the aggregate market value of the Registrant’s voting and nonvoting common equity held by non-affiliates of the Registrant was approximately $544,000, which value, solely for the purposes of this calculation, excludes shares held by the Registrant’s officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

The number of outstanding shares of the Registrant's Common Stock was 3,359,055 as of February 21, 2017

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

Effective November 1, 2012, Jonathan P. Evans was appointed as the Company’s Chief Executive Officer, replacing Mario J. Gabelli, who remains Chairman of the Board of Directors. On March 1, 2017, Mr. Evans resigned from the Company and was replaced by Robert E. Dolan, the Company’s Chief Financial Officer, as Acting Chief Executive Officer serving on an interim basis (see p. 17, below). Mr. Dolan also continues to serve as the Company’s Chief Financial Officer.

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

	High	Low
2016 Fiscal Year
First Quarter	$0.70	$0.20
Second Quarter	$0.40	$0.12
Third Quarter	$0.42	$0.15
Fourth Quarter	No trading during the quarter.
2015 Fiscal Year
First Quarter	$0.55	$0.35
Second Quarter	$0.51	$0.51
Third Quarter	$0.45	$0.40
Fourth Quarter	$0.30	$0.15

As of February 21, 2017, there were approximately 600 holders of record of the Company’s common stock.

The Company has never declared a cash dividend on its common stock and its Board of Directors does not anticipate that it will pay cash dividends in the foreseeable future.

During the fiscal years ended December 31, 2016 and 2015, the Company did not repurchase any of its shares from its shareholders.

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

Overview

As of December 31, 2016, the Company’s only assets consisted of $64,461 in cash and cash equivalents, and net operating loss carry forwards of approximately $530,000 which are expected to expire from 2023 to 2036.

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

Results of Operations

For the year ended December 31, 2016, the Company incurred administrative expenses of $56,896 versus $64,914 in 2015. Administrative expenses decreased in 2016 from 2015 predominantly due to decreased expenses associated with acquisition activity of $4,742.

During the year ended December 31, 2016, the Company earned $191 from its investment in a United States Treasury money market fund as compared to $2 during the year ended December 31, 2015.

Liquidity and Capital Resources

At December 31, 2016, we had $64,461 in cash and cash equivalents as compared to $117,492 in cash and cash equivalents at December 31, 2015.

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

Item 8.   Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Balance Sheets as of

December 31, 2016 and 2015

Statements of Operations for the

Years Ended December 31, 2016 and 2015

Statements of Cash Flows for the

Years Ended December 31, 2016 and 2015

Statements of Shareholders’ Equity for the

Years Ended December 31, 2016 and 2015

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of
Morgan Group Holding Co.

Rye, New York

We have audited the accompanying balance sheets of Morgan Group Holding Co. (the “Company”) as of December 31, 2016 and 2015, and the related statements of operations, shareholders’ equity, and cash flows for each of the years then ended. The Company’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Morgan Group Holding Co. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Daszkal Bolton LLP

Boca Raton, Florida

March 1, 2017

Morgan Group Holding Co.

Balance Sheets

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$64,461	$117,492
Prepaid expenses	3,898	6,722
Total current assets	68,359	124,214
Property and equipment, net	--	--
Total assets	$68,359	$124,214

LIABILITIES
Current liabilities:
Accounts payable	$850	$-
Total current liabilities	850	--

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, none outstanding	--	--
Common Stock, $0.01 par value, 10,000,000 shares authorized, 3,359,055 outstanding at December 31, 2016 and 2015	33,591	33,591
Additional paid-in-capital	5,772,368	5,772,368
Accumulated deficit	(5,738,450)	(5,681,745)
Total shareholders' equity	67,509	124,214
Total liabilities and shareholders' equity	$68,359	$124,214

See accompanying notes to financial statements

Morgan Group Holding Co.

Statements of Operations

	Year Ended December 31,
	2016	2015
Revenues	$--	$--
Administrative expenses	(56,896)	(64,614)
Other income:
Interest income	191	2
Net loss before income taxes	(56,705)	(64,612)
Income taxes	--	--
Net loss	($56,705)	($64,612)

Loss per share, basic and diluted	($0.02)	($0.02)

Average shares outstanding, basic and diluted	3,359,055	3,359,055

See accompanying notes to financial statements

Morgan Group Holding Co.

Statements of Cash Flows

	Year Ended December 31,
	2016	2015
Cash flows from operating activities
Interest received	$191	$2
Cash paid to suppliers	(53,222)	(69,939)
Net cash used in operating activities	(53,031)	(69,937)

Net decrease in cash and cash equivalents	(53,031)	(69,937)
Cash and cash equivalents, beginning of the year	117,492	187,429
Cash and cash equivalents, end of the year	$64,461	$117,492

Reconciliation of net loss to net cash used in operating activities:
Net loss	($56,705)	($64,612)
Depreciation	--	572
Increase (decrease) in accounts payable	850	(8,257)
Decrease in prepaid expenses	2,824	2,360
Net cash used in operating activities	($53,031)	($69,937)

See accompanying notes to financial statements

Morgan Group Holding Co.

Statements of Shareholders’ Equity

	Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid in Capital	Accumulated Deficit	Total
Balance, December 31, 2014	--	$--	3,359,055	$33,591	$5,772,368	($5,617,133)	$188,826

Net loss for year ended December 31, 2015	--	--	--	--	--	(64,612)	(64,612)

Balance, December 31, 2015	--	--	3,359,055	33,591	5,772,368	(5,681,745)	124,214

Net loss for year ended December 31, 2016	--	--	--	--	--	(56,705)	(56,705)

Balance, December 31, 2016	--	$--	3,359,055	$33,591	$5,772,368	($5,738,450)	$67,509

See accompanying notes to financial statements

Morgan Group Holding Co.

Notes to Financial Statements

Note 1.	Basis of Presentation and Significant Accounting Principles

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

At December 31, 2016 and 2015 all cash and cash equivalents were invested in a United States Treasury money market fund, for which an affiliate of the Company serves as the investment manager.

Stock Based Compensation

During 2012, the Company issued stock options and warrants to two of the Company’s officers, see Note 5. The Company uses a fair value based method of accounting for stock-based compensation provided to our employees. The estimated fair value of option awards on the grant date is determined using the Black Scholes option-pricing model. This sophisticated model utilizes a number of assumptions in arriving at its results, including the estimated life of the option, the risk free interest rate at the date of grant and the volatility of the underlying common stock. There may be other factors which are not considered in the Black Scholes model but which may have an effect on the value of the options as well. The effects of changing any of the assumptions or factors employed by the Black Scholes model may result in a significantly different valuation for the options. No options or warrants were granted during the years ended December 31, 2016 and 2015.

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

At December 31, 2016 and 2015, the Company’s cash equivalents include money market securities. These securities are valued utilizing quoted market prices from identical instruments and are categorized in Level 1 of the fair value hierarchy.

At December 31, 2016 and 2015, there were no gross unrealized gains or losses.

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

Note 4.	Income Taxes

Deferred income taxes are determined based upon differences between financial reporting and income tax bases of assets and liabilities and are measured using the enacted income tax rates and laws that will be in effect when the differences are expected to reverse. The Company recognizes any interest and penalties to unrecognized tax benefits as a component of income tax expense.

No federal current or deferred income taxes were recorded for the years ended December 31, 2016 and 2015, as the Company's income tax benefits were fully offset by a corresponding increase to the valuation allowance against its net deferred income tax assets.

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

At December 31, 2016 and 2015, the Company had federal and state net operating loss carry forwards of $530,000 and $474,000, respectively, available to offset future taxable income. These net operating loss carry forwards will expire in varying amounts beginning in 2023 through 2036. At December 31, 2016 and 2015, the Company had federal capital loss carry forwards of $2,000 available to offset future taxable gains.

The components of income tax provision (benefit) are as follows:

	December 31,
	2016	2015
Current income taxes:
Federal	$--	$--
State	--	--
Total current income taxes	--	--
Deferred income taxes	21,937	24,983
Change in valuation allowance	(21,937)	(24,983)
Provision (benefit) for income taxes	$--	$--

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

	December 31,
	2016	2015
Current deferred income tax assets	$--	$--

Noncurrent deferred income tax assets:
Net operating loss carryover difference	205,368	183,431
Stock option compensation	42,338	42,338
	247,706	225,769
Valuation allowance	(247,706)	(225,769)
	$--	$--

Due to uncertainty surrounding realization of the deferred income tax assets in future periods, the Company has recorded a 100% valuation allowance against its net deferred tax assets. If it is determined in the future that it is more likely than not that the deferred income tax assets are realizable, the valuation allowance will be reduced.

The reconciliation of the provision for income taxes for the years ended December 31, 2016 and 2015, and the amount computed by applying the U. S, Federal statutory income tax rate to net loss is as follows:

	December 31,
	2016	2015
Tax provision (benefit) at statutory rate	($19,280)	($21,967)
State taxes, net of federal effect	(2,657)	(3,016)
Change of valuation allowance	21,937	24,983
Effective income provision (benefit)	$--	$--

Note 5.	Commitments and Contingencies

From time to time the Company may be subject to certain asserted and unasserted claims. It is the Company’s belief that the resolution of any such matters will not have a material adverse effect on its financial position.

The Company has not guaranteed any of the obligations of Morgan and believes it currently has no commitment or obligation to fund any creditors.

Note 6.	Shareholders Equity and Stock Options and Warrants

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

On December 21, 2012, the Company and Jonathan P. Evans, formerly Chief Executive Officer of the Company (see p. 17, below), entered into a Nonqualified Stock Option Agreement, whereby the Company granted to Mr. Evans an option (the “Option”) to purchase 800,000 shares of the Company’s Common Stock at an exercise price of $0.15 per share of Common Stock, which was the closing price of the Common Stock as quoted on the OTC Markets’ inter-dealer quotation service on December 20, 2012. These options expired unexercised on December 21, 2015 and there were no options outstanding at December 31, 2016 and 2015.

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

(a)  Evaluation of Disclosure Controls and Procedures.

As required by Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, Management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. This evaluation was carried out under the supervision and with the participation of our principal executive officer as well as our principal financial officer, who concluded that our disclosure controls and procedures are effective.

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

(b) Management’s Annual Report on Internal Control of Financial Reporting.

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2016, the Company’s internal control over financial reporting is effective.

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

Name	Age	Position
Robert E. Dolan	65	Chief Financial Officer and Director

Jonathan P. Evans, who had served as a Director and our Chief Executive Officer since November 2012, resigned to pursue other opportunities on March 1, 2017. The Company thanks Mr. Evans for his service and expresses our gratitude for his diligent efforts during his tenure. We wish him well in his future endeavors. Robert E. Dolan has been appointed Acting Chief Financial Officer effective on the date of Mr. Evans’ resignation and will continue in this position on an interim basis while the Board seeks a replacement as Chief Executive Officer

In addition to his new assignment as Acting Chief Executive Officer, Robert E. Dolan has served as our Chief Financial Officer since November 2001. Mr. Dolan has also served in the following capacities at LICT Corporation: Executive Vice President and Chief Financial Officer from December 6, 2010, Interim Chief Executive Officer and Chief Financial Officer from May 1, 2006 to December 6, 2010, Chief Financial Officer from January 2004 to May 1, 2006, Chief Financial Officer, Controller from September 1999 to January 2004 and Director from August 2013. In addition, Mr. Dolan was, until September 14, 2009, the Assistant Secretary and director of Sunshine PCS Corporation, a public holding company, and had served in these capacities since November 2000. Also, from November 17, 2007, Mr. Dolan has also been the Interim Chief Executive Officer and Chief Financial Officer of CIBL, Inc.

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

Section 16(a) Beneficial Ownership Reporting Compliance

To our knowledge, based solely upon our review of copies of reports received by us pursuant to Section 16(a) of the Securities Exchange Act of 1934, we believe that all of our directors, officers and beneficial owners of more than 10 percent of our common stock filed all such reports on a timely basis during 2016.

Item 11.	Executive Compensation.

The Company has not paid any compensation to any person, including its directors and executive officers, since inception. The Company does not have any employment contracts with either of its executive officers.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning ownership of our common stock as of February 17, 2017 by each person known by us to be the beneficial owner of more than five percent of the common stock, each director, each executive officer, and by all directors and executive officers as a group. We believe that each stockholder has sole voting power and sole dispositive power with respect to the shares beneficially owned by him. Unless otherwise indicated, the address of each person listed below is 401 Theodore Fremd Avenue, Rye, New York 10580.

Name and Address* of Beneficial Owner	Number of Shares of Common Stock Beneficially Owned		Percent of Ownership
Jonathan P. Evans 140 Greenwich Avenue Greenwich, CT 06830	1,000,000	(1)	22.9%

Mario J. Gabelli	885,844	(2)	26.4%

T. Baulch 448 West 19th Street, #580 Houston, TX 77008	335,868	(3)	10.0%

LICT Corporation	235,294	(1)	7.0%

Bernard Zimmerman & Company, Inc. 18 High Meadow Road Weston, CT 06883	216,100	(4)	6.4%

Claudia Carucci and Uncle Mills Partners 17 Eagle Island Place Shelton, SC 29941-3017	196,899	(4)	5.9%

Robert E. Dolan	200,509	(5)	5.6%

*       Unless otherwise indicated, the address of each person listed above is 401 Theodore Fremd Avenue, Rye, New York 10580.

(1)	Represents a Warrant owned by Mr. Evans, which is currently exercisable and is to purchase 1,000,000 shares at $1.00 per share until December 21, 2017. For purposes of computing the Percent of Ownership for Mr. Evans, the amount of shares represented by the Option and the Warrant have been added to the numerator and denominator of the computation.

(2)	Represents 310,550 shares owned directly by Mr. Gabelli, 340,000 shares owned by a limited partnership for which Mr. Gabelli serves as a general partner (Mr. Gabelli has less than a 100% interest in the entity and disclaims beneficial ownership of the shares held by this entity which are in excess of his indirect pecuniary interest), and 235,294 shares owned by LICT Corporation (Mr. Gabelli is a “control person” of LICT Corporation and therefore shares owned by LICT Corporation are set forth in the table as also beneficially owned by Mr. Gabelli. Mr. Gabelli disclaims beneficial ownership of the shares owned by the partnership and LICT Corporation, except for his interest therein.)

(3)	Based solely on a Schedule 13G/A filed with the Securities and Exchange Commission by T. Baulch on February 15, 2016, identifying T. Baulch as the beneficial owner of 335,868 shares, having sole voting power and sole dispositive power with respect to 211,441 shares and having shared voting power and shared dispositive power with respect to 124,427 shares which are held of record by the wife of T. Baulch.

(4)	Based solely on a Schedule 13G filed with the Securities and Exchange Commission by Claudia Carucci, Uncle Mills Partners, and Bernard Zimmerman & Company, Inc. filed on February 11,2014, identifying (i) Claudia Carucci as the beneficial owner of 196,899 shares (which includes 177,999 shares owned individually and 18,900 shares owned by Uncle Mills Partners) and having sole voting power and sole dispositive power with respect to such shares, (ii) Uncle Mills Partners as the beneficial owner of 18,900 shares and having sole voting power and sole dispositive power with respect to such shares, and (iii) Bernard Zimmerman & Company, Inc. as the beneficial owner of 216,100 shares and having sole voting power and sole dispositive power with respect to such shares.

(5)	Represents 400 shares owned directly by Mr. Dolan, 109 shares owned by Mr. Dolan as part of the LICT Corporation 401(k) Plan and a Warrant owned by Mr. Dolan. The Warrant is currently exercisable and is to purchase 200,000 shares at $1.00 per share until December 21, 2017. For purposes of computing the Percent of Ownership for Mr. Dolan, the amount of shares represented by the Warrant have been added to the numerator and denominator of the computation.

Item 13.	Certain Relationships and Related Transactions.

None.

Item 14.	Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Daszkal Bolton LLP for professional services rendered for the audit of the Company’s financial statements for 2016 and 2015 were $14,000 annually. For 2016 and 2015, Daszkal Bolton LLP billed the Company an aggregate of $3,000 per quarter for the reviews of the financial statements included in its quarterly Form 10-Q.

Audit-Related Fees

No audit-related fees were billed by Daszkal Bolton LLP for 2016 or 2015.

Tax Fees

No tax fees were billed by Daszkal Bolton LLP for 2016 or 2015.

All Other Fees

No other fees were billed by Daszkal Bolton LLP for 2016 or 2015 for services other than as set forth above.

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

MORGAN GROUP HOLDING CO.

Dated: March 1, 2017	By:	/s/Robert E, Dolan
ROBERT E. DOLAN
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Robert E. Dolan	Acting Chief Executive Officer	March 1, 2017
Robert E. Dolan	(Principal Executive Officer)
and Director

/s/ Robert E. Dolan	Chief Financial Officer (Principal	March 1, 2017
ROBERT E. DOLAN	Financial and Accounting Officer)
and Director

/s/ Mario J. Gabelli	Director	March 1, 2017
MARIO J. GABELLI

