Form 10-Q
period 2017-03-31
MORGAN GROUP HOLDING CO
filed 2017-05-05
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [X] Yes [   ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Class	Outstanding at April 30, 2017
Common Stock, $.01 par value	3,359,055

MORGAN GROUP HOLDING CO.
TABLE OF CONTENTS

		Page No.
PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	3-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9-10

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	10

Item 4.	Controls and Procedures.	10

PART II – OTHER INFORMATION

Item 6.	Exhibits.	11

	Signatures	12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Financial Statements

Condensed Balance Sheets as of
March 31, 2017, December 31, 2016 and March 31, 2016

Condensed Statements of Operations for the
Three Months Ended March 31, 2017 and 2016

Condensed Statements of Cash Flows for the
Three Months Ended March 31, 2017 and 2016

Condensed Statement of Shareholders’ Equity for the
Three Months Ended March 31, 2017

Notes to Condensed Financial
Statements as of March 31, 2017

Morgan Group Holding Co.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,	March 31,
	2017	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$31,802	$64,461	$86,289
Prepaid expenses	12,820	3,898	14,835
Total current assets	44,622	68,359	101,124
Equipment – net	--	--	--
Total assets	$44,622	$68,359	$101,124

LIABILITIES
Current liabilities:
Accrued liabilities	$565	$850	$1,091
Total current liabilities	565	850	1,091
Total liabilities	565	850	1,091

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares
authorized, none outstanding	--	--	--
Common stock, $0.01 par value, 10,000,000 shares
authorized, 3,359,055 outstanding	33,591	33,591	33,591
Additional paid-in-capital	5,772,368	5,772,368	5,772,368
Accumulated deficit	(5,761,902)	(5,738,450)	(5,705,926)
Total shareholders' equity	44,057	67,509	100,033
Total liabilities and shareholders' equity	$44,622	$68,359	$101,124

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues	$--	$--

Administrative expenses	(23,488)	(24,234)
Other income:
Interest income	36	53
Net loss before income taxes	(23,452)	(24,181)
Income taxes	--	--
Net loss	($23,452)	($24,181)

Net loss per share, basic and diluted	($0.01)	($0.01)

Shares outstanding, basic and diluted	3,359,055	3,359,055

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities
Interest income	$36	$53
Cash paid to suppliers	(32,695)	(31,256)
Net cash used in operating activities	(32,659)	(31,203)
Net decrease in cash and cash equivalents	(32,659)	(31,203)
Cash and cash equivalents, beginning of the period	64,461	117,492
Cash and cash equivalents, end of the period	$31,802	$86,289

Reconciliation of net loss to net cash used in operating activities:
Net loss	($23,452)	($24,181)
Increase in prepaid expenses	(8,922)	(8,113)
(Decrease) increase in accrued liabilities	(285)	1,091
Net cash used in operating activities	($32,659)	($31,203)

Cash paid for interest	$--	$--

Cash paid for income taxes	$--	$--

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statement of Shareholders’ Equity
Three Months Ended March 31, 2017

	Common Stock		Additional
		Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total
Shareholders’ equity, December 31, 2016	3,359,055	$33,591	$5,772,368	($5,738,450)	$67,509
Net loss for three months ended March 31, 2017	--	--	--	(23,452)	(23,452)
Shareholders’ equity, March 31, 2017	3,359,055	$33,591	$5,772,368	($5,761,902)	$44,057

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Notes to Condensed Financial Statements

Note 1.	Basis of Presentation

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2.	Significant Accounting Policies

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of a cash equivalent approximates its fair value based on its nature.

At March 31, 2017, December 31, 2016 and March 31, 2016, all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager.

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

The Company is a “C” corporation for Federal tax purposes, and has provided for deferred income taxes for temporary differences between the financial statement and tax bases of its assets and liabilities. The Company has recorded a full valuation allowance against its deferred tax asset of approximately $256,779 arising from its temporary basis differences and tax loss carryforward, as its realization is dependent upon the generation of future taxable income during the period when such losses would be deductible.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company currently has no operating businesses and is seeking acquisitions as part of its strategic alternatives. Its only costs are the expenses required to make the regulatory filings needed to maintain its public status and to find and evaluate potential acquisitions. These costs are estimated at amount $50,000 per year.

Results of Operations

Three Months Ended March 31, 2017 and 2016

For the three months ended March 31, 2017, the Company incurred $23,488 of administrative expenses, a decrease of $746 from the $24,234 of administrative expenses for the three months ended March 31, 2016. The decrease was essentially due to lower acquisition expenses in 2017.

During the first quarter of 2017, the Company earned $36 from its investment in a United States Treasury money market fund as compared to $53 in the first quarter of 2016.

Liquidity and Capital Resources

As of March 31, 2017, the Company’s principal assets consisted of cash and cash equivalents of $31,802.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Acting Chief Executive Officer/Chief Financial Officer have evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”) as of the end of the period covered by this report. Based on that evaluation, the Acting Chief Executive Officer/Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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
ROBERT E. DOLAN
Acting Chief Executive Officer/Chief Financial Officer

May 5, 2017