Form 10-Q
period 2017-06-30
MORGAN GROUP HOLDING CO
filed 2017-07-31
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [X] Yes [   ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Class	Outstanding at July 30, 2017
Common Stock, $.01 par value	3,359,055

MORGAN GROUP HOLDING CO.
TABLE OF CONTENTS

		Page No.
	PART I – FINANCIAL INFORMATION

Item 1.	Financial Statements.	3-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9-10

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	10

Item 4.	Controls and Procedures.	10

PART II – OTHER INFORMATION

Item 6.	Exhibits.	11

	Signatures	12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Financial Statements

Condensed Balance Sheets as of
June 30, 2017, December 31, 2016 and June 30, 2016

Condensed Statements of Operations for the
Three and Six Months Ended June 30, 2017 and 2016

Condensed Statements of Cash Flows for the
Six Months Ended June 30, 2017 and 2016

Condensed Statement of Shareholders’ Equity for the
Six Months Ended June 30, 2017

Notes to Condensed Financial
Statements as of June 30, 2017

Morgan Group Holding Co.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,	June 30,
	2017	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$26,739	$64,461	$79,728
Prepaid expenses	7,891	3,898	9,095
Total current assets	34,630	68,359	88,823
Total assets	$34,630	$68,359	$88,823

LIABILITIES
Current liabilities:
Accrued liabilities	$565	$850	$700
Total current liabilities	565	850	700
Total liabilities	565	850	700

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding	--	--	--
Common stock, $0.01 par value, 10,000,000 shares authorized, 3,359,055 outstanding	33,591	33,591	33,591
Additional paid-in-capital	5,772,368	5,772,368	5,772,368
Accumulated deficit	(5,771,894)	(5,738,450)	(5,717,836)
Total shareholders' equity	34,065	67,509	88,123
Total liabilities and shareholders' equity	$34,630	$68,359	$88,823

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenues	$--	$--	$--	$--

Administrative expenses	(10,059)	(11,957)	(33,547)	(36,191)
Other income:
Interest income	67	47	103	100
Net loss before income taxes	(9,992)	(11,910)	(33,444)	(36,091)
Income taxes	--	--	--	--
Net loss	($9,992)	($11,910)	($33,444)	($36,091)

Net loss per share, basic and diluted	($0.00)	($0.00)	($0.01)	($0.01)

Shares outstanding, basic and diluted	3,359,055	3,359,055	3,359,055	3,359,055

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2017	2016
Cash Flows from Operating Activities
Interest income	$103	$100
Cash paid to suppliers	(37,825)	(37,864)
Net cash used in operating activities	(37,722)	(37,764)
Net decrease in cash and cash equivalents	(37,722)	(37,764)
Cash and cash equivalents, beginning of the period	64,461	117,492
Cash and cash equivalents, end of the period	$26,739	$79,728

Reconciliation of net loss to net cash used in operating activities:
Net loss	($33,444)	($36,091)
Increase in prepaid expenses	(3,993)	(2,373)
(Decrease) increase in accrued liabilities	(285)	700
Net cash used in operating activities	($37,722)	($37,764)

Cash paid for interest	$--	$--

Cash paid for income taxes	$--	$--

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statement of Shareholders’ Equity
Six Months Ended June 30, 2017

	Common Stock		Additional
		Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total
Shareholders’ equity, December 31, 2016	3,359,055	$33,591	$5,772,368	($5,738,450)	$67,509
Net loss for six months ended June 30, 2017	--	--	--	(33,444)	(33,444)
Shareholders’ equity, June 30, 2017	3,359,055	$33,591	$5,772,368	($5,771,894)	$34,065

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Notes to Condensed Financial Statements

Note 1.	Basis of Presentation

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2.	Significant Accounting Policies

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of a cash equivalent approximates its fair value based on its nature.

At June 30, 2017, December 31, 2016 and June 30, 2016, all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager.

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

The Company is a “C” corporation for Federal tax purposes, and has provided for deferred income taxes for temporary differences between the financial statement and tax bases of its assets and liabilities. The Company has recorded a full valuation allowance against its deferred tax asset of approximately $260,630 arising from its temporary basis differences and tax loss carryforward, as its realization is dependent upon the generation of future taxable income during the period when such losses would be deductible.

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

Results of Operations

Three Months Ended June 30, 2017 and 2016

For the three months ended June 30, 2017, the Company incurred $10,059 of administrative expenses, a decrease of $1,898 from the $11,957 of administrative expenses for the three months ended June 30, 2016. The decrease was essentially due to acquisition expenses in 2016, that did not reoccur in 2017.

During the second quarter of 2017, the Company earned $67 from its investment in a United States Treasury money market fund as compared to $47 in the second quarter of 2016.

Six Months Ended June 30, 2017 and 2016

For the six months ended June 30, 2017, the Company incurred $33,547 of administrative expenses, a decrease of $2,644 from the $36,191 of administrative expenses for the six months ended June 30, 2016. The decrease was essentially due to acquisition expenses in 2016, that did not reoccur in 2017.

During the first half of 2017, the Company earned $103 from its investment in a United States Treasury money market fund as compared to $100 in the first half of 2016.

Liquidity and Capital Resources

As of June 30, 2017, the Company’s principal assets consisted of cash and cash equivalents of $26,739.

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

July 31, 2017