Form 10-Q
period 2017-09-30
MORGAN GROUP HOLDING CO
filed 2017-10-24
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   [X] Yes [   ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Class	Outstanding at October 20, 2017
Common Stock, $.01 par value	3,359,055

MORGAN GROUP HOLDING CO.
TABLE OF CONTENTS

		Page No.
PART I – FINANCIAL INFORMATION
Item 1.	Financial Statements.	3-9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9-10
Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	10
Item 4.	Controls and Procedures.	10
PART II – OTHER INFORMATION
Item 6.	Exhibits.	11
	Signatures	12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Financial Statements

Condensed Balance Sheets at
September 30, 2017, December 31, 2016 and September 30, 2016

Condensed Statements of Operations for the
Three and Nine Months Ended September 30, 2017 and 2016

Condensed Statements of Cash Flows for the
Nine Months Ended September 30, 2017 and 2016

Condensed Statement of Shareholders’ Equity for the
Nine Months Ended September 30, 2017

Notes to Condensed Financial
Statements as of September 30, 2017

Morgan Group Holding Co.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,	September 30,
	2017	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$21,490	$64,461	$69,682
Prepaid expenses	4,110	3,898	9,255
Total current assets	25,600	68,359	76,937
Total assets	$25,600	$68,359	$76,937

LIABILITIES
Current liabilities:
Accrued liabilities	$1,190	$850	$--
Total current liabilities	1,190	850	--
Total liabilities	1,190	850	--

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding	--	--	--
Common stock, $0.01 par value, 10,000,000 shares authorized, 3,359,055 outstanding	33,591	33,591	33,591
Additional paid-in-capital	5,772,368	5,772,368	5,772,368
Accumulated deficit	(5,781,549)	(5,738,450)	(5,729,022)
Total shareholders' equity	24,410	67,509	76,937
Total liabilities and shareholders' equity	$25,600	$68,359	$76,937

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues	$--	$--	$--	$--

Administrative expenses	(9,716)	(11,230)	(43,263)	(47,421)
Other income:
Interest income	61	44	164	144
Net loss before income taxes	(9,655)	(11,186)	(43,099)	(47,277)
Income taxes	--	--	--	--
Net loss	($9,655)	($11,186)	($43,099)	($47,277)

Net loss per share, basic and diluted	($0.00)	($0.00)	($0.01)	($0.01)

Shares outstanding, basic and diluted	3,359,055	3,359,055	3,359,055	3,359,055

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities
Interest income	$164	$144
Cash paid to suppliers	(43,135)	(49,954)
Net cash used in operating activities	(42,971)	(49,810)
Net decrease in cash and cash equivalents	(42,971)	(49,810)
Cash and cash equivalents, beginning of the period	64,461	117,492
Cash and cash equivalents, end of the period	$21,490	$67,682

Reconciliation of net loss to net cash used in operating activities:
Net loss	($43,099)	($47,277)
Increase in prepaid expenses	(212)	(2,533)
Decrease in accrued liabilities	340	--
Net cash used in operating activities	($42,971)	($49,810)

Cash paid for interest	$--	$--

Cash paid for income taxes	$--	$--

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statement of Shareholders’ Equity
Nine Months Ended September 30, 2017
(Unaudited)

	Common Stock		Additional
		Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total
Shareholders’ equity, December 31, 2016	3,359,055	$33,591	$5,772,368	($5,738,450)	$67,509
Net loss for nine months ended September 30, 2017	--	--	--	(43,099)	(43,099)
Shareholders’ equity, September 30, 2017	3,359,055	$33,591	$5,772,368	($5,781,549)	$24,410

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Notes to Condensed Financial Statements

Note 1.	Basis of Presentation

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2.	Significant Accounting Policies

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of a cash equivalent approximates its fair value based on its nature.

At September 30, 2017, December 31, 2016 and September 30, 2016, all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager.

The Company may from time to time invest in marketable securities that are bought and held principally for the purpose of selling them in the near term and are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Basic earnings per share is based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share is based on basic shares plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and unvested restricted stock using the treasury stock method and, if dilutive

Note 3.	Income Taxes

The Company is a “C” corporation for Federal tax purposes, and has provided for deferred income taxes for temporary differences between the financial statement and tax bases of its assets and liabilities. The Company has recorded a full valuation allowance against its deferred tax asset of approximately $264,365 arising from its temporary basis differences and tax loss carryforward, as its realization is dependent upon the generation of future taxable income during the period when such losses would be deductible.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company currently has no operating businesses and is seeking acquisitions as part of its strategic alternatives. Its only costs are the expenses required to make the regulatory filings needed to maintain its public status and to find and evaluate potential acquisitions. These costs are estimated at $50,000 per year.

Results of Operations

Three Months Ended September 30, 2017 and 2016

For the three months ended September 30, 2017, the Company incurred $9,716 of administrative expenses, a decrease of $1,514 from the $11,230 of administrative expenses for the three months ended September 30, 2016. The decrease was primarily due to acquisition-related expenses in 2016 that did not recur in 2017.

During the third quarter of 2017, the Company earned $61 from its investment in a United States Treasury money market fund as compared to $44 in the third quarter of 2016.

Nine Months Ended September 30, 2017 and 2016

For the nine months ended September 30, 2017, the Company incurred $43,263 of administrative expenses, a decrease of $4,158 from the $47,421 of administrative expenses for the nine months ended September 30, 2016. The decrease was primarily due to acquisition-related expenses in 2016 that did not recur in 2017.

During the first three quarters of 2017, the Company earned $164 from its investment in a United States Treasury money market fund as compared to $144 in the first three quarters of 2016.

Liquidity and Capital Resources

As of September 30, 2017, the Company’s principal assets consisted of cash and cash equivalents of $21,490.

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

At the Company’s Annual Meeting of Stockholders on May 8, 2014, its stockholders voted to amend the Company’s Certificate of Incorporation (the “Charter Amendment”) to increase the number of authorized shares of common stock, par value $0.01 per share, from 10,000,000 to 100,000,000. This Charter Amendment gives the Company greater flexibility in considering and planning for future corporate needs, including, but not limited to, possible future capital raising activities, potential strategic transactions, including mergers, acquisitions, and business combinations, as well as other general corporate transactions. Such transactions may be undertaken with affiliates of the Company or unaffiliated third parties. The Board believes that additional authorized shares of common stock could enable the Company to take timely advantage of market conditions and favorable financing and acquisition opportunities that become available.

The Company has no current plan, commitment, arrangement, understanding or agreement regarding the issuance of the additional shares of common stock that could result from the Company’s adoption of this Charter Amendment.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Acting Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”) as of the end of the period covered by this report. Based on that evaluation, the Acting Chief Executive Officer/Chief Financial Officer has concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

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

October 24, 2017