Form 10-K
period 2017-12-31
MORGAN GROUP HOLDING CO
filed 2018-03-23
CIK 1162283

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2017
Or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____________ to____________

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [  ] Yes    [  ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes [  ]   No [X]

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes [X] No [  ]

As of June 30, 2017, the aggregate market value of the Registrant’s voting and nonvoting common equity held by non-affiliates of the Registrant was approximately $569,000, which value, solely for the purposes of this calculation, excludes shares held by the Registrant’s officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

The number of outstanding shares of the Registrant's Common Stock was 4,859,055 as of March 23, 2018

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

At December 31, 2017, the Company had $17,273 in cash, $4,995 in accounts payable, and a net operating loss carryover of approximately $582,000. In order to obtain the liquidity needed to support the Company’s annual administrative costs, approximately $50,000- $70,000 per year. On March 19, 2018 the Company sold to LICT Corporation 1,500,000 of its common shares for $180,000, or $0.12 per share. These funds will be used to pay administrative costs for the next three years, until an acquisition candidate can be found and appropriate financing obtained.

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

At present, we have no full-time employees.

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

	High	Low
2017 Fiscal Year
First Quarter	$0.22	$0.16
Second Quarter	$0.55	$0.23
Third Quarter	$0.27	$0.11
Fourth Quarter	$0.14	$0.075

2016 Fiscal Year
First Quarter	$0.70	$0.20
Second Quarter	$0.40	$0.12
Third Quarter	$0.42	$0.15
Fourth Quarter	No trading during the quarter.

As of March 23, 2018, there were approximately 600 holders of record of the Company’s common stock.

The Company has never declared a cash dividend on its common stock and its Board of Directors does not anticipate that it will pay cash dividends in the foreseeable future.

During the fiscal years ended December 31, 2017 and 2016, the Company did not repurchase any of its shares from its shareholders.

On March 19, 2018, the Company sold 1,500,000 shares of its common stock to LICT for a total consideration of $180,000, or $0.12 per share (the “Private Placement”). The securities issued to LICT were offered and sold in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, and under Section 4(a)(2) of the Securities Act and Rule 506 thereunder.

The proceeds from the Private Placement are intended to be used to fund the Company’s administrative costs to maintain its public company reporting obligations for the next three years. During this time, the Company will continue to pursue a business combination. The Company currently has no plans, arrangements, commitments, agreements or understandings with any prospective target business concerning a business combination and may be unable to complete a business combination.

Mario J. Gabelli, one of the Company’s director’s, is also Chief Executive Officer and Chairman of the Board of Directors of LICT and Robert E. Dolan, the Company’s other director, is Executive Vice President, Chief Financial Officer and Director of LICT. Following the Private Placement, Mr. Gabelli and LICT beneficially own, in the aggregate, approximately 49.1 % of the Company’s outstanding common stock.

Item 6. Selected Financial Data.

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to report the selected financial data specified in Item 303 of Regulation S-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Forward-Looking Statements and Uncertainty of Financial Projections

This report may contain “forward - looking statements”. Forward-looking statements are not based on historical information but relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based on estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

Overview

As of December 31, 2017, the Company’s only assets consisted of $17,273 in cash and cash equivalents, and net operating loss carry forwards of approximately $582,000. Under the Tax Cuts and Jobs Act of 2017, Federal net operating loss carry forward will not expire.

As noted above, the Company received $180,000 on March 19, 2018, by selling 1,500,000 of its common shares at $0.12 per share in a private placement to LICT.

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

Results of Operations

For the year ended December 31, 2017, the Company incurred administrative expenses of $55,118 versus $56,896 in 2016. Administrative expenses decreased in 2017 from 2016 predominantly due to decreased expenses associated with potential acquisition activity of $3,639.

During the year ended December 31, 2017, the Company earned $216 from its investment in a United States Treasury money market fund as compared to $191 during the year ended December 31, 2016.

Liquidity and Capital Resources

At December 31, 2017, we had $17,273 in cash and cash equivalents as compared to $64,461 in cash and cash equivalents at December 31, 2016.

On March 19, 2018 the Company sold in a private placement to LICT 1,500,000 shares of its common stock for $180,000, or $0.12 per share. These funds are intended to be used to pay administrative costs for the next three years, to allow the Company to search for an acquisition candidate and appropriate financing.

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

The Company has sustained losses of approximately $52,000 in 2017 and have used cash in its operations of approximately $47,000. At December 31, 2017, the Company had a cash balance of approximately $17,000. To date, the Company had sufficient cash on hand to fund its losses. Management has developed plans to preserve and increase cash flow in 2018. These plans include reducing operating costs and obtaining funding from the Company’s affiliate.

Item 7A. Quantitative and Qualitative Analysis of Market Risk

We are a smaller reporting company as defined in Item 10(f)(1) of Regulation S-K and thus are not required to report the Quantitative and Qualitative Analysis of Market Risk specified in Item 305 of Regulation S-K.

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Balance Sheets at
December 31, 2017 and 2016

Statements of Operations for the
Years Ended December 31, 2017 and 2016

Statements of Cash Flows for the
Years Ended December 31, 2017 and 2016

Statements of Shareholders’ Equity for the
Years Ended December 31, 2017 and 2016
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Morgan Group Holdings Co.
Rye, New York

We have audited the accompanying balance sheets of Morgan Group Holding Co. (the “Company”) at December 31, 2017 and 2016, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Daszkal Bolton LLP

We have served as the Company’s auditor since 2007.

Boca Raton, Florida
March 23, 2018

Morgan Group Holding Co.
Balance Sheets

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$17,273	$64,461
Prepaid expenses	329	3,898
Total current assets	17,602	68,359
Total assets	$17,602	$68,359

LIABILITIES
Current liabilities:
Accounts payable	$4,995	$850
Total current liabilities	4,995	850

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	--	--
Common Stock, $0.01 par value, 10,000,000 shares authorized, 3,359,055 issued and outstanding at December 31, 2017 and 2016	33,591	33,591
Additional paid-in-capital	5,772,368	5,772,368
Accumulated deficit	(5,793,352)	(5,738,450)
Total shareholders' equity	12,602	67,509
Total liabilities and shareholders' equity	$17,602	$68,359

See accompanying notes to financial statements

Morgan Group Holding Co.
Statements of Operations

	Year Ended December 31,
	2017	2016
Revenues	$--	$--

Administrative expenses	(55,118)	(56,896)
Other income:
Interest income	216	191
Net loss before income taxes	(54,902)	(56,705)
Income taxes	--	--
Net loss	($54,902)	($56,705)

Loss per share, basic and diluted	($0.02)	($0.02)

Average shares outstanding, basic and diluted	3,359,055	3,359,055

See accompanying notes to financial statements

Morgan Group Holding Co.
Statements of Cash Flows

	Year Ended December 31,
	2017	2016
Cash flows from operating activities
Interest received	$216	$191
Cash paid to suppliers	(47,404)	(53,222)
Net cash used in operating activities	(47,188)	(53,031)

Net decrease in cash and cash equivalents	(47,188)	(53,031)
Cash and cash equivalents, beginning of the year	64,661	117,492
Cash and cash equivalents, end of the year	$17,273	$64,461

Reconciliation of net loss to net cash used in operating activities:
Net loss	($54,902)	($56,705)
Increase in accounts payable	4,145	850
Decrease in prepaid expenses	3,569	2,824
Net cash used in operating activities	($47,188)	($53,031)

See accompanying notes to financial statements

Morgan Group Holding Co.
Statements of Shareholders’ Equity

	Preferred Stock		Common Stock		Additional
		Par			Paid in	Accumulated
	Shares	Value	Shares	Par Value	Capital	Deficit	Total
Balance, December 31, 2015	--	$--	3,359,055	$33,591	$5,772,368	($5,681,745)	$124,214
Net loss for year-ended December 31, 2016	--	--	--	--	--	(56,705)	(59,705)
Balance, December 31, 2016	--	--	3,359,055	33,591	5,772,368	(5,738,450)	67,509
Net loss for year ended December 31, 2017	--	--	--	--	--	(54,902)	(54,902)
Balance, December 31, 2017	--	$--	3,359,055	$33,591	$5,772,368	($5,793,352)	$12,607

See accompanying notes to financial statements

Morgan Group Holding Co.
Notes to Financial Statements

Note 1.

Basis of Presentation and Significant Accounting Principles

Basis of Presentation

Morgan Group Holding Co. (“Company”) was incorporated in November 2001 as a wholly-owned subsidiary of LICT Corporation (“LICT”) to serve, among other business purposes, as a holding company for LICT’s controlling interest in The Morgan Group, Inc. (“Morgan”). On January 24, 2002, LICT spun off 2,820,051 shares of the Company’s common stock through a pro rata distribution (“Spin-Off”) to its stockholders and retained 235,294 shares.

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

Significant Accounting Principles

Liquidity

The Company has sustained losses of approximately $52,000 in 2017 and has used cash in its operations of approximately $47,000. At December 31, 2017, the Company had a cash balance of approximately $17,000. To date, the Company had sufficient cash on hand to fund its losses. Management has developed plans to preserve and increase cash flow in 2018. These plans include reducing operating costs and obtaining funding from LICT. See Note 7-Subsequent Events.

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of a cash equivalent approximates its fair value based on its nature.

At December 31, 2017 and 2016 all cash and cash equivalents were invested in a United States Treasury money market fund, for which an affiliate of the Company serves as the investment manager.

Stock Based Compensation

During 2012, the Company issued stock options and warrants to two of the Company’s officers, see Note 5. The Company uses a fair value-based method of accounting for stock-based compensation provided to our employees. The estimated fair value of option awards on the grant date is determined using the Black Scholes option-pricing model. This sophisticated model utilizes a number of assumptions in arriving at its results, including the estimated life of the option, the risk-free interest rate at the date of grant and the volatility of the underlying common stock. There may be other factors which are not considered in the Black Scholes model, but which may have an effect on the value of the options as well. The effects of changing any of the assumptions or factors employed by the Black Scholes model may result in a significantly different valuation for the options. No options or warrants were granted during the years ended December 31, 2017 and 2016. The Company currently has no full-time employees.

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

At December 31, 2017 and 2016, the Company’s cash equivalents include money market securities. These securities are valued utilizing quoted market prices from identical instruments and are categorized in Level 1 of the fair value hierarchy.

At December 31, 2017 and 2016, there were no gross unrealized gains or losses.

Note 3.

Investment in Morgan Group, Inc.

Upon Morgan’s bankruptcy filing, the Company deconsolidated its investment, as the Company believes it no longer had controlling or significant influence. At December 31, 2007, the estimated value of Morgan’s assets in liquidation was insufficient to satisfy its estimated obligations. On March 31, 2008, the bankruptcy proceeding was concluded, and the bankruptcy court dismissed the proceeding. The Company received no value for its equity ownership.

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

No federal current or deferred income taxes were recorded for the years ended December 31, 2017 and 2016, as the Company's income tax benefits were fully offset by a corresponding increase to the valuation allowance against its net deferred income tax assets.

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

At December 31, 2017 and 2016, the Company had federal and state net current operating loss carry forwards of $582,000 and $530,000, respectively, available to offset future taxable income. The current net operating loss carry forwards for Federal income tax purposes will expire in varying amounts beginning 2023 through 2035. At December 31, 2017 and 2016, the Company had federal capital loss carry forwards of $2,000 available to offset future taxable gains.

The components of income tax provision (benefit) are as follows:

	December 31,
	2017	2016
Current income taxes:
Federal	$--	$--
State	--	--
Total current income taxes	--	--
Deferred income taxes	63,679	(21,937)
Change in valuation allowance	(63,679)	21,937
Provision (benefit) for income taxes	$--	$--

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

	December 31,
	2017	2016
Current deferred income tax assets	$--	$--

Noncurrent deferred income tax assets:
Net operating loss carryover difference	154,892	205,368
Stock option compensation	29,121	42,338
	184,013	247,706
Valuation allowance	(184,013)	(247,706)
	$--	$--

Due to uncertainty surrounding realization of the deferred income tax assets in future periods, the Company has recorded a 100% valuation allowance against its net deferred tax assets. If it is determined in the future that it is more likely than not that the deferred income tax assets are realizable, the valuation allowance will be reduced.

The reconciliation of the provision for income taxes for the years ended December 31, 2017 and 2016, and the amount computed by applying the U. S, Federal statutory income tax rate to net loss is as follows:

	December 31,
	2017	2016
Tax provision (benefit) at statutory rate	($17,777)	($19,280)
State taxes, net of federal effect	(2,450)	(2,657)
Change in Federal income tax rates	83,906
Change of valuation allowance	(63,679)	21,937
Effective income provision (benefit)	$--	$--

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

Note 6.

Shareholders Equity and Stock Options and Warrants

On March 19, 2018 the Company sold in a private placement to LICT, 1,500,000 of its shares common stock for $180,000, or $0.12 per share. These funds are intended to be used to pay administrative costs for the next three years, until an acquisition candidate can be found and appropriate financing obtained.

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

On December 21, 2012, the Company issued a warrant to purchase up to 1,000,000 shares of the Company’s Common Stock at $1.00 per share to Jonathan P. Evans in exchange for $10,000, which was received in 2013. In addition, on that date, the Company issued a warrant to purchase up to 200,000 shares of the Company’s Common Stock at $1.00 per share to Robert E. Dolan, Chief Financial Officer of the Company, in exchange for $2,000. Both warrants were exercisable through December 21, 2017, but expired unexercised.

The fair values of warrants granted during the year ended December 31, 2012 were estimated on the date of the grant using the Black-Sholes option-pricing model with the following assumptions with regard to the option and warrants; respectively, risk-free rates of 0.38% and 0.74%; dividend yield of 0%; expected volatility of 85%; and estimated lives of 3 and 5 years. Expected volatility is based on historical volatility of the Company’s common stock. The expected term of the options and warrants represents the period of time that options and warrants granted were expected to be outstanding.

Note 7.	Subsequent Events As discussed in Note 6, on March 19, 2018, the Company sold 1,500,000 shares of its common stock to LICT for $180,000 or $0.12 per share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not Applicable.

Item 9A. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, Management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. This evaluation was carried out under the supervision and with the participation of our principal executive officer as well as our principal financial officer, who concluded that our disclosure controls and procedures are effective.

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

(b) Management’s Annual Report on Internal Control of Financial Reporting.

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2017, the Company’s internal control over financial reporting is effective.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The following information provides the name, business address, present principal occupation, employment history, positions, offices or employments for the past five years and ages as of March 23, 2017 for our executive officers and directors. Members of the board are elected and serve for one year terms or until their successors are elected and qualify.

Name	Age	Position
Robert E. Dolan	66	Acting Chief Executive Officer, Chief Financial Officer and Director
Mario J. Gabelli	76	Director

Jonathan P. Evans, who had served as a Director and our Chief Executive Officer since November 2012, resigned to pursue other opportunities on March 1, 2017. Robert E. Dolan has been appointed Acting Chief Financial Officer effective on the date of Mr. Evans’ resignation and will continue in this position on an interim basis while the Board seeks a replacement as Chief Executive Officer

Robert E. Dolan has served as Acting Chief Executive Officer, from March 2017. Mr. Dolan also serves as Chief Financial Officer since November 2001. Mr. Dolan has also serves in the following capacities at LICT Corporation: Executive Vice President and Chief Financial Officer from December 2010, Interim Chief Executive Officer and Chief Financial Officer from May 2006 to December 2010, Chief Financial Officer from January 2004 to May 2006, Chief Financial Officer, Controller from September 1999 to January 2004 and Director from August 2013. In addition, Mr. Dolan was, until September 2009, the Assistant Secretary and director of Sunshine PCS Corporation, a public holding company, now known as ICTC Group, Inc. and had served in these capacities since November 2000. Also, from November 2007, Mr. Dolan has also been the Interim Chief Executive Officer and Chief Financial Officer of CIBL, Inc.

Mario J. Gabelli has served as a director and Chairman of the Board since 2001. Mr. Gabelli previously served as Chief Executive Officer of the Company from November 2011 to November 2012. Mr. Gabelli has also served as Chairman, Chief Executive Officer, Chief Investment Officer – Value Portfolios and a director of GAMCO Investors, Inc. (“GAMCO”), a publicly traded company in the asset management business, since 1978. In connection with those responsibilities, he serves as director or trustee of registered investment companies managed by GAMCO and its affiliates (“Gabelli Funds”). Mr. Gabelli has served as Executive Chairman of Associated Capital Group, Inc. (“Associated Capital”) since May 2016 and previously served as the Chief Executive Officer of Associated Capital from May 2015 until November 2016. Associated Capital is a public company containing the alternative investment management business, institutional research services business and certain cash and other assets that were spun off from GAMCO in November 2015. Mr. Gabelli has also been a portfolio manager for Teton Advisors, Inc. (“Teton”) from 1998 to February 2017. Since March 1, 2017, GAMCO serves as a subadvisor to Teton, and Mr. Gabelli serves as a portfolio manager under that sub advisory agreement. Teton is an asset management company which was spun off from GAMCO in March 2009. He has also served as Director of CIBL, Inc. since November 2007, when CIBL was spun off from LICT Corporation. In addition, Mr. Gabelli is the Chief Executive Officer, a director and the controlling shareholder of GGCP, Inc. (“GGCP”), a private company which owns a majority of GAMCO’s Class B Stock and a majority of Associated Capital’s Class B Stock through an intermediate subsidiary, GGCP Holdings LLC. He is also the Chairman of MJG Associates, Inc., which acts as an investment manager of various investment funds and other accounts. Mr. Gabelli has served as a director of LICT since 1999, and as President and Chief Executive Officer of LICT since December 2010. He has also served as LICT’s Chairman since December 2004 (and also served as Chairman from September 1999 to December 2002), as its Vice Chairman from December 2002 to December 2004, and as Chief Executive Officer from September 1999 to November 2005. Mr. Gabelli has served as a director of ICTC Group, Inc. (“ICTC”), a telecommunications company serving southeastern North Dakota which was spun off from LICT in May 2010, since July 2013 to the present. Mr. Gabelli serves as Overseer of the Columbia University Graduate School of Business and as a Trustee of Boston College and Trustee of Roger Williams University. In addition, he serves as Director of The Winston Churchill Foundation, The E. L. Wiegand Foundation, The American-Italian Cancer Foundation, and The Foundation for Italian Art & Culture. He is also Chairman of the Gabelli Foundation, Inc., a Nevada private charitable trust. Mr. Gabelli previously served as Co-President and President of Field Point Park Association, Inc.

Committees of the Board of Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees. Currently, our full board of directors serves as the audit committee and approves, when applicable, the appointment of auditors and the inclusion of financial statements in our periodic reports. Mr. Dolan is deemed to be an “audit committee financial expert.” Mr. Dolan is currently not deemed to be “independent” as defined under NASDAQ listing notes.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information concerning ownership of our common stock as of March 23, 2018 by each person known by us to be the beneficial owner of more than five percent of the common stock, each director, each executive officer, and by all directors and executive officers as a group. We believe that each stockholder has sole voting power and sole dispositive power with respect to the shares beneficially owned by him. Unless otherwise indicated, the address of each person listed below is 401 Theodore Fremd Avenue, Rye, New York 10580.

	Number of Shares of
	Common Stock
Name and Address* of Beneficial Owner	Beneficially Owned		Percent of Ownership*
Mario J. Gabelli	2,385,844	(1)	49.1%

T. Baulch	335,868	(3)	6.9%
448 West 19th Street, #580
Houston, TX 77008

Bernard Zimmerman & Company, Inc.	216,100	(4)	4.4%
18 High Meadow Road
Weston, CT 06883

Claudia Carucci and Uncle Mills Partners	152,535	(4)	3.1%
17 Eagle Island Place
Shelton, SC 29941-3017

Robert E. Dolan	509	(5)	0.0%

* Unless otherwise indicated, the address of each person listed above is 401 Theodore Fremd Avenue, Rye, New York 10580.

** Based on 4,859,055 shares outstanding at March 23, 2018.

(1)

Includes 310,550 shares owned directly by Mr. Gabelli, 340,000 shares owned by a limited partnership for which Mr. Gabelli serves as a general partner (Mr. Gabelli has less than a 100% interest in the entity and disclaims beneficial ownership of the shares held by this entity which are in excess of his indirect pecuniary interest), and 1,735,294 shares owned by LICT Corporation ( As Chief Executive Officer of LICT, Mr. Gabelli is a “control person” of LICT and therefore shares owned by LICT are set forth in the table as also deemed beneficially owned by Mr. Gabelli. disclaims beneficial ownership of the shares owned by the partnership and LICT Corporation, except for his interest therein.)

(2)

Based solely on a Schedule 13G/A filed with the Securities and Exchange Commission by T. Baulch on February 15, 2017, identifying T. Baulch as the beneficial owner of 335,868 shares, having sole voting power and sole dispositive power with respect to 211,441 shares and having shared voting power and shared dispositive power with respect to 124,427 shares which are held of record by the wife of T. Baulch.

(3)

Based solely on a Schedule 13G filed with the Securities and Exchange Commission on September 25, 2017 by Claudia Carucci, and Uncle Mills Partners, identifying Claudia Carucci as the beneficial owner of 152,535 shares.

(4)

Based solely on a schedule 13G filed with the Securities and Exchange Commission on September 25, 2017 by Bernard Zimmerman & Company, Inc. as the beneficial owner of 216,100 shares and having sole voting power and sole dispositive power with respect to such shares

(5)	Represents 400 shares owned directly by Mr. Dolan, 109 shares owned by Mr. Dolan as part of the LICT Corporation 401(k) Plan

Item 13. Certain Relationships and Related Transactions.

On March 19, 2018, the Company sold 1,500,000 shares of its common stock to LICT for a total consideration of $180,000, or $0.12 per share (the “Private Placement”). The securities issued to LICT were offered and sold in a private placement exempt from the registration requirements of the Securities Act of 1933, as amended, and under Section 4(a)(2) of the Securities Act and Rule 506 thereunder.

The proceeds from the Private Placement are intended to be used to fund the Company’s administrative costs to maintain its public company reporting obligations for the next three years. During this time, the Company will continue to pursue a business combination. The Company currently has no plans, arrangements, commitments, agreements or understandings with any prospective target business concerning a business combination and may be unable to complete a business combination.

Mario J. Gabelli, one of the Company’s director’s, is also Chief Executive Officer and Chairman of the Board of Directors of LICT and Robert E. Dolan, the Company’s other director, is Executive Vice President, Chief Financial Officer and Director of LICT. Following the Private Placement, Mr. Gabelli and LICT beneficially own, in the aggregate, approximately 49.1% of the Company’s outstanding common stock.

Item 14. Principal Accountant Fees and Services.

Audit Fees

The aggregate fees billed by Daszkal Bolton LLP for professional services rendered for the audit of the Company’s financial statements for 2017 and 2016 were $16,000 and $14,000 respectively. For 2017 and 2016, Daszkal Bolton LLP billed the Company an aggregate of $4,000 per quarter and $3,000 per quarter, respectively, for the reviews of the financial statements included in its quarterly Form 10-Q.

Audit-Related Fees

No audit-related fees were billed by Daszkal Bolton LLP for 2017 or 2016.

Tax Fees

No tax fees were billed by Daszkal Bolton LLP for 2017 or 2016.

All Other Fees

No other fees were billed by Daszkal Bolton LLP for 2017 or 2016 for services other than as set forth above.

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

MORGAN GROUP HOLDING CO.

Dated: March 23, 2018	By:	/s/Robert E. Dolan
ROBERT E. DOLAN
Acting Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/Robert E. Dolan	Acting Chief Executive Officer	March 23, 2018
Robert E. Dolan	(Principal Executive and Financial
and Accounting Officer and Director)

/s/Mario J. Gabelli	Director	March 23, 2018
Mario J. Gabelli