Form 10-Q
period 2018-03-31
MORGAN GROUP HOLDING CO
filed 2018-05-11
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Class	Outstanding at May 8, 2018
Common Stock, $.01 par value	4,859,055

MORGAN GROUP HOLDING CO.
TABLE OF CONTENTS

		Page No.
PART I –FINANCIAL INFORMATION

Item 1.	Financial Statements.	3-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9-10

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	10

Item 4.	Controls and Procedures.	10

PART II – OTHER INFORMATION

Item 6.	Exhibits.	11

	Signatures	12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Financial Statements

Condensed Balance Sheets at
March 31, 2018, December 31, 2017 and March 31, 2017

Condensed Statements of Operations for the
Three Months Ended March 31, 2018 and 2017

Condensed Statements of Cash Flows for the
Three Months Ended March 31, 2018 and 2017

Condensed Statement of Shareholders’ Equity for the
Three Months Ended March 31, 2018

Notes to Condensed Financial
Statements as of March 31, 2018

Morgan Group Holding Co.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,	March 31,
	2018	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$13,943	$17,273	$31,802
Stock subscription receivable	180,000	--	--
Prepaid expenses	15,750	329	12,820
Total current assets	209,693	17,602	44,622
Total assets	$209,693	$17,602	$44,622

LIABILITIES
Current liabilities:
Accrued liabilities	$44,062	$4,995	$565
Total current liabilities	44,062	4,995	565
Total liabilities	44,062	4,995	565

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding	--	--	--

Common stock, $0.01 par value, 10,000,000 shares authorized, 4,859,0555 outstanding at March 31, 2018 and 3,359,055 at December 31 and March 31, 2017	48,591	33,591	33,591
Additional paid-in-capital	5,937,368	5,772,368	5,772,368
Accumulated deficit	(5,820,328)	(5,793,352)	(5,761,902)
Total shareholders' equity	165,631	12,607	44,057
Total liabilities and shareholders' equity	$209,693	$17,602	$44,622

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues	$--	$--

Administrative expenses	(27,021)	(23,488)
Other income:
Interest income	45	36
Net loss before income taxes	(26,976)	(23,452)
Income taxes	--	--
Net loss	($26,976)	($23,452)

Net loss per share, basic and diluted	($0.01)	($0.01)

Shares outstanding, basic and diluted	3,559,055	3,359,055

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities
Interest income	$45	$36
Cash paid to suppliers	(3,375)	(32,695)
Net cash used in operating activities	(3,330)	(32,659)
Net decrease in cash and cash equivalents	(3,330)	(32,659)
Cash and cash equivalents, beginning of the period	17,273	64,461
Cash and cash equivalents, end of the period	$13,943	$31,802

Reconciliation of net loss to net cash used in operating activities:
Net loss	($26,976)	($23,452)
Increase in prepaid expenses	(15,421)	(8,922)
Decrease in accrued liabilities	39,067	(285)
Net cash used in operating activities	($3,330)	($32,659)

Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--
Issuance of stock for subscription receivable	$180,000	$--

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statement of Shareholders’ Equity
Three Months Ended March 31, 2018
(Unaudited)

	Common Stock		Additional
		Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total
Shareholders’ equity, December 31, 2017	3,359,055	$33,591	$5,772,368	($5,793,352)	$12,607
Sale of common stock	1,500,000	15,000	165,000	--	180,000
Net loss for three months ended March 31, 2018	--	--	--	(26,976)	(26,976)
Shareholders’ equity, March 31, 2018	4,859,055	$48,591	$5,937,368	($5,820,328)	$165,631

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2.

Significant Accounting Policies

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of a cash equivalent approximates its fair value based on its nature.

At March 31, 2018, December 31, 2017, and March 31, 2017, all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager.

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

Note 3.

Income Taxes

The Company is a “C” corporation for Federal tax purposes, and has provided for deferred income taxes for temporary differences between the financial statement and tax bases of its assets and liabilities. The Company has recorded a full valuation allowance against its deferred tax asset of approximately $191,887 arising from its temporary basis differences and tax loss carryforward, as its realization is dependent upon the generation of future taxable income during the period when such losses would be deductible.

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

On March 19, 2018 the Company sold in a private placement to LICT, 1,500,000 of its shares common stock for $180,000, or $0.12 per share. These funds are intended to be used to pay administrative costs for the next three years, until an acquisition candidate can be found and appropriate financing obtained. The funds from the sale were received on April 3, 2018.

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

On December 21, 2012, the Company issued a warrant to purchase up to 1,000,000 shares of the Company’s Common Stock at $1.00 per share to Jonathan P. Evans in exchange for $10,000, which was received in 2013. In addition on that date, the Company issued a warrant to purchase up to 200,000 shares of the Company’s Common Stock to Robert E. Dolan, Chief Financial Officer of the Company, in exchange for $2,000. Both warrants expired unexercised.

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

Results of Operations

Three Months Ended March 31, 2018 and 2017

For the three months ended March 31, 2018, the Company incurred $27,021 of administrative expenses, an increase of $3,533 from the $23,488 of administrative expenses for the three months ended March 31, 2017. The increase was primarily due to increase legal fees in 2018.

During the first quarter of 2018, the Company earned $45 from its investment in a United States Treasury money market fund as compared to $36 in the first quarter of 2017.

Liquidity and Capital Resources

On March 19, 2018 the Company sold in a private placement to LICT Corporation 1,500,000 shares of its common stock for $180,000, or $0.12 per share. These funds are intended to be used to pay administrative costs for the next three years, to allow the Company to search for an acquisition candidate and appropriate financing. The funds from this sale was received on April 3, 2018.

As of March 31, 2018, the Company’s principal assets consisted of cash and cash equivalents of $13,943 and the $180,000 receivable from LICT Corporation.

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

May 11, 2018