Form 10-Q
period 2018-06-30
MORGAN GROUP HOLDING CO
filed 2018-07-26
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Class	Outstanding at July 27, 2018
Common Stock, $.01 par value	4,859,055

MORGAN GROUP HOLDING CO.
TABLE OF CONTENTS

		Page No.
PART I –FINANCIAL INFORMATION

Item 1.	Financial Statements.	3-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9-10

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	10

Item 4.	Controls and Procedures.	10

PART II – OTHER INFORMATION

Item 6.	Exhibits.	11

	Signatures	12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Financial Statements

Condensed Balance Sheets at
June 30, 2018, December 31, 2017 and June 30, 2017

Condensed Statements of Operations for the
Three and Six Months Ended June 30, 2018 and 2017

Condensed Statements of Cash Flows for the
Six Months Ended June 30, 2018 and 2017

Condensed Statement of Shareholders’ Equity for the
Six Months Ended June 30, 2018

Notes to Condensed Financial
Statements as of June 30, 2018

Morgan Group Holding Co.
Condensed Balance Sheets
(Unaudited)

	June 30,	December 31,	June 30,
	2018	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$142,684	$17,273	$26,739
Prepaid expenses	17,773	329	7,891
Total current assets	160,457	17,602	34,630
Total assets	$160,457	$17,602	$34,630

LIABILITIES
Current liabilities:
Accrued liabilities	$5,949	$4,995	$565
Total current liabilities	5,949	4,995	565
Total liabilities	5,949	4,995	565

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding	--	--	--
Common stock, $0.01 par value, 10,000,000 shares authorized, 4,859,055 outstanding at June 30, 2018 and 3,359,055 outstanding at December 31, and June 30, 2017	48,591	33,591	33,591
Additional paid-in-capital	5,937,368	5,772,368	5,772,368
Accumulated deficit	(5,831,451)	(5,793,352)	(5,771,894)
Total shareholders' equity	154,508	12,607	34,065
Total liabilities and shareholders' equity	$160,457	$17,602	$34,630

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues	$--	$--	$--	$--

Administrative expenses	(11,744)	(10,059)	(38,765)	(33,547)
Other income:
Interest income	621	67	666	103
Net loss before income taxes	(11,123)	(9,992)	(38,099)	(33,444)
Income taxes	--	--	--	--
Net loss	($11,123)	($9,992)	($38,099)	($33,444)

Net loss per share, basic and diluted	($0.00)	($0.00)	($0.01)	($0.01)

Shares outstanding, basic and diluted	4,859,055	3,359,055	4,212,646	3,359,055

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities
Interest income	$666	$103
Cash paid to suppliers	(55,255)	(37,825)
Net cash used in operating activities	(54,589)	(37,722)
Cash Flows from Investing Activities	--	--
Cash Flows from Financing Activities
Issuance of common stock	180,000	--
Net cash provided by financing activities	180,000	--
Net increase (decrease) in cash and cash equivalents	125,411	(37,722)
Cash and cash equivalents, beginning of the period	17,273	64,461
Cash and cash equivalents, end of the period	$142,684	$26,739

Reconciliation of net loss to net cash used in operating activities:
Net loss	($38,099)	($33,444)
Increase in prepaid expenses	(17,445)	(3,993)
Increase(decrease) in accrued liabilities	955	(285)
Net cash used in operating activities	($54,589)	($37,722)

Cash paid for interest	$--	$--

Cash paid for income taxes	$--	$--

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statement of Shareholders’ Equity
(Unaudited)

	Six Months Ended June 30, 2018
	Common Stock		Additional
		Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total
Shareholders’ equity, December 31, 2017	3,359,055	$33,591	$5,772,368	($5,793,352)	$12,607
Issuance of common shares	1,500,000	15,000	165,000	--	180,000
Net loss for six months ended June 30, 2018	--	--	--	(38,099)	(38,099)
Shareholders’ equity, June 30, 2018	4,859,055	$48,591	$5,937,368	($5,831,451)	$154,508

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2.

Significant Accounting Policies

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of a cash equivalent approximates its fair value based on its nature.

At June 30, 2018, December 31, 2017, and June 30, 2017, all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager.

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

Recent Accounting Developments

In February 2016, the FASB issued ASU 2016-02, which amends the guidance in U.S. GAAP for the accounting for leases. ASU 2016-02 requires a lessee to recognize assets and liabilities arising from most operating leases in the condensed statement of financial position. It requires these operating leases to be recorded on the balance sheet as right of use assets and offsetting lease liability obligations. This new guidance will be effective for the Company’s first quarter of 2019. The Company is currently evaluating this guidance and the impact it will have on its financial statements and related disclosures but does not expect it to have a material impact.

Note 3.

Income Taxes

The Company is a “C” corporation for Federal tax purposes, and has provided for deferred income taxes for temporary differences between the financial statement and tax bases of its assets and liabilities. The Company has recorded a full valuation allowance against its deferred tax asset of approximately $194,846 arising from its temporary basis differences and tax loss carryforward, as its realization is dependent upon the generation of future taxable income during the period when such losses would be deductible.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company currently has no operating businesses and is seeking acquisitions as part of its strategic alternatives. Its only costs are the expenses required to make the regulatory filings needed to maintain its public company status and to find and evaluate potential acquisitions. These costs are estimated at $50,000 per year.

Results of Operations

Three Months Ended June 30, 2018 and 2017

For the three months ended June 30, 2018, the Company incurred $11,744 of administrative expenses, an increase of $1,685 from the $10,059 of administrative expenses for the three months ended June 30, 2017. The increase was primarily due to increased legal fees in 2018.

During the second quarter of 2018, the Company earned $621 from its investment in a United States Treasury money market fund as compared to $67 in the second quarter of 2017. The sale of shares for $180,000, for which the proceeds were received early in the second quarter of 2018, was the cause of the increase.

Six Months Ended June 30, 2018 and 2017

For the six months ended June 30, 2018, the Company incurred $38,765 of administrative expenses, an increase of $5,218 from the $33,547 of administrative expenses for the six months ended June 30, 2017. The increase was primarily due to increased legal fees in 2018.

During the first half of 2018, the Company earned $666 from its investment in a United States Treasury money market fund as compared to $103 in the first half of 2017. The sale of shares for $180,000, for which the proceeds were received early in the second quarter of 2018, was the cause of the increase.

Liquidity and Capital Resources

On March 19, 2018 the Company sold in a private placement to LICT Corporation 1,500,000 shares of its common stock for $180,000, or $0.12 per share. These funds are intended to be used to pay administrative costs for the next three years, to allow the Company to search for an acquisition candidate and appropriate financing. The funds from this sale were received on April 3, 2018.

As of June 30, 2018, the Company’s principal assets consisted of cash and cash equivalents of $142,684.

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

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

Our Acting Chief Executive Officer/Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Act”) as of the end of the period covered by this report. Based on that evaluation, the Acting Chief Executive Officer/Chief Financial Officer has concluded that the Company’s disclosure controls and procedures as of the end of the period covered by this report were designed and were functioning effectively to provide reasonable assurance that the information required to be disclosed by the Company in reports filed under the Act has been is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company believes that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected.

(b) Changes in Internal Controls

During the period covered by this report, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our financial statements.

Forward Looking Discussion

This report contains a number of forward-looking statements, including but not limited to statements regarding the prospective adequacy of the Company’s liquidity and capital resources in the near term. From time to time, the Company may make other oral or written forward-looking statements regarding its anticipated operating revenues, costs and expenses, earnings and other matters affecting its operations and condition. Such forward-looking statements are subject to a number of material factors, which could cause the statements or projections contained therein to be materially inaccurate. Such factors include the estimated administrative expenses of the Company on an on-going basis.

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

July 26, 2018