Form 10-Q
period 2018-09-30
MORGAN GROUP HOLDING CO
filed 2018-10-26
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Class	Outstanding at October 23, 2018
Common Stock, $.01 par value	4,859,055

MORGAN GROUP HOLDING CO.
TABLE OF CONTENTS

		Page No.
PART I –FINANCIAL INFORMATION

Item 1.	Financial Statements.	3-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9-10

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	10

Item 4.	Controls and Procedures.	10

PART II – OTHER INFORMATION

Item 6.	Exhibits.	11

	Signatures	12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Financial Statements

Condensed Balance Sheets at September 30, 2018, December 31, 2017 and September 30, 2017

Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2018 and 2017

Condensed Statement of Shareholders’ Equity for the Nine Months Ended September 30, 2018

Notes to Condensed Financial Statements as of September 30, 2018

Morgan Group Holding Co.
Condensed Balance Sheets
(Unaudited)

	September 30,	December 31,	September 30,
	2018	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$133,152	$17,273	$21,490
Prepaid expenses	12,613	329	4,110
Total current assets	145,765	17,602	25,600
Total assets	$145,765	$17,602	$25,600

LIABILITIES
Current liabilities:
Accrued liabilities	$222	$4,995	$1,190
Total current liabilities	222	4,995	1,190
Total liabilities	222	4,995	1,190

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding	--	--	--
Common stock, $0.01 par value, 10,000,000 shares authorized, 4,859,055 outstanding at September 30, 2018 and 3,359,055 outstanding at December 31, 2017 and September 30, 2017	48,591	33,591	33,591
Additional paid-in-capital	5,937,368	5,772,368	5,772,368
Accumulated deficit	(5,840,416)	(5,793,352)	(5,781,549)
Total shareholders' equity	145,543	12,607	24,410
Total liabilities and shareholders' equity	$145,765	$17,602	$25,600

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues	$--	$--	$--	$--

Administrative expenses	(9,616)	(9,716)	(48,381)	(43,263)
Other income:
Interest income	651	61	1,317	164
Net loss before income taxes	(8,965)	(9,655)	(47,064)	(43,099)
Income taxes	--	--	--	--
Net loss	($8,965)	($9,655)	($47,064)	($43,099)

Net loss per share, basic and diluted	($0.00)	($0.00)	($0.01)	($0.01)

Shares outstanding, basic and diluted	4,859,055	3,359,055	4,430,484	3,359,055

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities
Interest income	$1,317	$164
Cash paid to suppliers	(65,438)	(43,135)
Net cash used in operating activities	(64,121)	(42,971)
Cash Flows from Investing Activities	--	--
Cash Flows from Financing Activities
Issuance of common stock	180,000	--
Net cash provided by financing activities	180,000	--
Net increase (decrease) in cash and cash equivalents	115,879	(42,971)
Cash and cash equivalents, beginning of the period	17,273	64,461
Cash and cash equivalents, end of the period	$133,152	$21,490

Reconciliation of net loss to net cash used in operating activities:
Net loss	($47,064)	($43,099)
Increase in prepaid expenses	(12,284)	(212)
(Decrease) increase in accrued liabilities	(4,773)	340
Net cash used in operating activities	($64,121)	($42,971)

Cash paid for interest	$--	$--

Cash paid for income taxes	$--	$--

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statement of Shareholders’ Equity
(Unaudited)

	Nine Months Ended September 30, 2018
	Common Stock		Additional
		Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total
Shareholders’ equity, December 31, 2017	3,359,055	$33,591	$5,772,368	($5,793,352)	$12,607
Issuance of common shares	1,500,000	15,000	165,000	--	180,000
Net loss for nine months ended September 30, 2018	--	--	--	(47,064)	(47,064)
Shareholders’ equity, September 30, 2018	4,859,055	$48,591	$5,937,368	($5,840,416)	$145,543

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2. Significant Accounting Policies

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of a cash equivalent approximates its fair value based on its nature.

At September 30, 2018, December 31, 2017, and September 30, 2017, all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager.

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

Recent Accounting Developments

In February 2016, the FASB issued ASU 2016-02, which amends the guidance in U.S. GAAP for the accounting for leases. ASU 2016-02 requires a lessee to recognize assets and liabilities arising from most operating leases in the condensed statement of financial position. It requires these operating leases to be recorded on the balance sheet as right of use assets and offsetting lease liability obligations. This new guidance will be effective for the Company’s first quarter of 2019. The Company is currently evaluating this guidance and the impact it will have on its financial statements and related disclosures, but does not expect it to have a material impact.

Note 3. Income Taxes

The Company is a “C” corporation for Federal tax purposes, and has provided for deferred income taxes for temporary differences between the financial statement and tax bases of its assets and liabilities. The Company has recorded a full valuation allowance against its deferred tax asset of approximately $197,200 arising from its temporary basis differences and tax loss carryforward, as its realization is dependent upon the generation of future taxable income during the period when such losses would be deductible.

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

Results of Operations

Three Months Ended September 30, 2018 and 2017

For the three months ended September 30, 2018, the Company incurred $9,616 of administrative expenses, an decrease of $100 from the $9,716 of administrative expenses for the three months ended September 30, 2017. All categories of expenses in 2018 were in line with the previous year.

During the third quarter of 2018, the Company earned $651 from its investment in a United States Treasury money market fund as compared to $61 in the third quarter of 2017. The sale of shares for $180,000, for which the proceeds were received early in the second quarter of 2018, was the cause of the increase.

Nine Months Ended September 30, 2018 and 2017

For the nine months ended September 30, 2018, the Company incurred $43,381 of administrative expenses, an increase of $5,118 from the $43,263 of administrative expenses for the nine months ended September 30, 2017. The increase was primarily due to increased legal fees in 2018.

During the first three quarters of 2018, the Company earned $1,317 from its investment in a United States Treasury money market fund as compared to $164 in the first three quarters of 2017. The sale of shares for $180,000, for which the proceeds were received early in the second quarter of 2018, was the cause of the increase.

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

As of September 30, 2018, the Company’s principal assets consisted of cash and cash equivalents of $133,152.

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

(b) Changes in Internal Controls

During the period covered by this report, there have been no changes in our internal control over financial reporting that have mate-rially affected, or are reasonably likely to materially affect, our financial statements.

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

October 26, 2018