Form 10-K
period 2018-12-31
MORGAN GROUP HOLDING CO
filed 2019-02-26
CIK 1162283

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2018
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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

As of June 30, 2018, the aggregate market value of the Registrant’s voting and nonvoting common equity held by non-affiliates of the Registrant was approximately $297,000, which value, solely for the purposes of this calculation, excludes shares held by the Registrant’s officers, directors, and their affiliates. Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

The number of outstanding shares of the Registrant's Common Stock was 4,859,055 as of February 26, 2019

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

At December 31, 2018, the Company had $129,635 in cash and cash equivalents, and a net operating loss carryover of approximately $641,000. In order to obtain the liquidity needed to support the Company’s annual administrative costs (approximately $50,000-$70,000 per year), the Company sold 1,500,000 of its common shares to LICT Corporation for $180,000, or $0.12 per share, on March 19, 2018. These funds will be used to pay future administrative costs, until an acquisition candidate can be found, and appropriate financing obtained.

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

	High	Low
2018 Fiscal Year
First Quarter	$0.168	$0.07
Second Quarter	$0.138	$0.085
Third Quarter	$0.128	$0.1101
Fourth Quarter	$0.1063	$0.08

2017 Fiscal Year
First Quarter	$0.22	$0.16
Second Quarter	$0.55	$0.23
Third Quarter	$0.27	$0.11
Fourth Quarter	$0.14	$0.075

As of February 26, 2019, there were approximately 600 holders of record of the Company’s common stock.

The Company has never declared a cash dividend on its common stock and its Board of Directors does not anticipate that it will pay cash dividends in the foreseeable future.

During the fiscal years ended December 31, 2018 and 2017, the Company did not repurchase any of its shares from its shareholders.

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

Mario J. Gabelli, one of the Company’s directors, is also Chief Executive Officer and Chairman of the Board of Directors of LICT and Robert E. Dolan, the Company’s other director, is Executive Vice President, Chief Financial Officer and Director of LICT. Following the Private Placement, Mr. Gabelli and LICT beneficially own, in the aggregate, approximately 49.1 % of the Company’s outstanding common stock.

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

Overview

As of December 31, 2018, the Company’s only assets consisted of $129,635 in cash and cash equivalents, and net operating loss carry forwards of approximately $641,000. Under the Tax Cuts and Jobs Act of 2017 (“TCJA”), Federal net operating loss carry forward will not expire. Under TCJA, any Federal net operating losses generated after December 31, 2017 will not expire. Any carryovers from net operating losses generated before December 31, 2017, still expire in accordance with the 20-year carryforward rules.

As noted above, the Company received $180,000 on March 19, 2018, by selling 1,500,000 of its common shares at $0.12 per share in a private placement to LICT.

The Company currently has no operating businesses and will seek acquisitions as part of its strategic alternatives. Its only costs are the expenses required to make the regulatory filings needed to maintain its public status and to find and evaluate potential acquisitions. These costs are estimated at $50,000 to $70,000 per year.

We are evaluating all options available to the Company at this time.

Results of Operations

For the year ended December 31, 2018, the Company incurred administrative expenses of $57,808 versus $55,118 in 2017. Administrative expenses increased in 2018 from 2017 predominantly due to increased legal fees in 2018.

During the year ended December 31, 2018, the Company earned $2,068 from its investment in a United States Treasury money market fund as compared to $216 during the year ended December 31, 2017, due to higher average investment balances and high interest rates.

Liquidity and Capital Resources

At December 31, 2018, we had $129,635 in cash and cash equivalents as compared to $17,273 in cash and cash equivalents at December 31, 2017.

On March 19, 2018 the Company sold in a private placement to LICT 1,500,000 shares of its common stock for $180,000, or $0.12 per share. These funds are intended to be used to pay future administrative costs, to allow the Company to search for an acquisition candidate and appropriate financing.

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

Item 8. Financial Statements and Supplementary Data.

Report of Independent Registered Public Accounting Firm

Balance Sheets at
December 31, 2018 and 2017

Statements of Operations for the
Years Ended December 31, 2018 and 2017

Statements of Cash Flows for the
Years Ended December 31, 2018 and 2017

Statements of Shareholders’ Equity for the
Years Ended December 31, 2018 and 2017
Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Morgan Group Holding Co.
Rye, New York

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Morgan Group Holding Co. (the “Company”) at December 31, 2018 and 2017, and the related statements of operations, shareholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

Boca Raton, Florida

February 26, 2019

Morgan Group Holding Co.
Balance Sheets

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$129,635	$17,273
Prepaid expenses	7,454	329
Total current assets	137,089	17,602
Total assets	$137,089	$17,602

LIABILITIES
Current liabilities:
Accounts payable	$222	$4,995
Total current liabilities	222	4,995

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock, $0.01 par value, 1,000,000 shares authorized, none issued and outstanding	--	--
Common Stock, $0.01 par value, 10,000,000 shares authorized, 4,859,055 and 3,359,055 issued and outstanding at December 31, 2018 and 2017, respectively	48,591	33,591
Additional paid-in-capital	5,937,368	5,772,368
Accumulated deficit	(5,849,092)	(5,793,352)
Total shareholders' equity	136,867	12,602
Total liabilities and shareholders' equity	$137,089	$17,602

See accompanying notes to financial statements

Morgan Group Holding Co.
Statements of Operations

	Year Ended December 31,
	2018	2017
Revenues	$--	$--

Administrative expenses	(57,808)	(55,118)
Other income:
Interest income	2,068	216
Net loss before income taxes	(55,740)	(54,902)
Income taxes	--	--
Net loss	($55,740)	($54,902)

Loss per share, basic and diluted	($0.01)	($0.02)

Average shares outstanding, basic and diluted	4,538,507	3,359,055

See accompanying notes to financial statements

Morgan Group Holding Co.
Statements of Cash Flows

	Year Ended December 31,
	2018	2017
Cash flows from operating activities
Interest received	$2,068	$216
Cash paid to suppliers	(69,706)	(47,404)
Net cash used in operating activities	(67,638)	(47,188)
Cash flows from investing activities	--	--
Cash flows from financing activities
Issuance of common stock	180,000	--
Net cash provided by financing activities	180,000	--
Net increase (decrease) in cash and cash equivalents	112,362	(47,188)
Cash and cash equivalents, beginning of the year	17,273	64,661
Cash and cash equivalents, end of the year	$129,635	$17,473

Reconciliation of net loss to net cash used in operating activities:
Net loss	($55,740)	($54,902)
(Decrease) increase in accounts payable	(4,773)	4,145
(Increase) decrease in prepaid expenses	(7,125)	3,569
Net cash used in operating activities	($67,638)	($47,188)

See accompanying notes to financial statements

Morgan Group Holding Co.
Statements of Shareholders’ Equity

	Preferred Stock		Common Stock		Additional
		Par			Paid in	Accumulated
	Shares	Value	Shares	Par Value	Capital	Deficit	Total

Balance, December 31, 2016	--	$--	3,359,055	$33,591	$5,772,368	($5,738,450)	$67,509
Net loss for year-ended December 31, 2017	--	--	--	--	--	(54,902)	(54,902)
Balance, December 31, 2017	--	--	3,359,055	33,591	5,772,368	(5,793,352)	12,607
Issuance of common stock	--	--	1,500,000	15,000	165,000	--	180,000
Net loss for year ended December 31, 2018	--	--	--	--	--	(55,740)	(55,740)
Balance, December 31, 2018	--	$--	4,859,055	$48,591	$5,937,368	($5,849,092)	$136,867

See accompanying notes to financial statements

Morgan Group Holding Co.
Notes to Financial Statements

Note 1.	Basis of Presentation and Significant Accounting Principles

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

On October 3, 2002, Morgan ceased its operations when its liability insurance expired, and it was unable to secure replacement insurance. On October 18, 2002, Morgan and two of its operating subsidiaries filed voluntary petitions under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Indiana, South Bend Division for the purpose of conducting an orderly liquidation of Morgan’s assets. On March 31, 2008, and the bankruptcy court dismissed the proceeding and it was entirely concluded at that time. The Company received no value for its equity ownership from the bankruptcy proceeding.

Significant Accounting Principles

Cash and Cash Equivalents

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of a cash equivalent approximates its fair value based on its nature.

At December 31, 2018 and 2017 all cash and cash equivalents were invested in a United States Treasury money market fund, for which an affiliate of the Company serves as the investment manager.

Stock Based Compensation

During 2012, the Company issued stock options and warrants to two of the Company’s officers, see Note 6. The Company uses a fair value-based method of accounting for stock-based compensation provided to our employees. The estimated fair value of option awards on the grant date is determined using the Black Scholes option-pricing model. This sophisticated model utilizes a number of assumptions in arriving at its results, including the estimated life of the option, the risk-free interest rate at the date of grant and the volatility of the underlying common stock. There may be other factors that are not considered in the Black Scholes model, but which may have an effect on the value of the options as well. The effects of changing any of the assumptions or factors employed by the Black Scholes model may result in a significantly different valuation for the options. No options or warrants were granted during the years ended December 31, 2018 and 2017. The Company currently has no full-time employees.

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

At December 31, 2018 and 2017, the Company’s cash equivalents include money market securities. These securities are valued utilizing quoted market prices from identical instruments and are categorized in Level 1 of the fair value hierarchy.

At December 31, 2018 and 2017, there were no gross unrealized gains or losses.

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

No federal current or deferred income taxes were recorded for the years ended December 31, 2018 and 2017, as the Company's income tax benefits were fully offset by a corresponding increase to the valuation allowance against its net deferred income tax assets.

The Tax Reform Act of 1986 limits the annual utilization of net operating loss and tax credit carry forwards, following an ownership change of the Company. Note that as a result of the Company's equity financings in recent years, the Company underwent changes in ownership for purposes of the Tax Reform Act. Pursuant to Sections 382 and 383 of the Internal Revenue Code, annual use of any of the Company's net operating loss carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three-year period.

At December 31, 2018 and 2017, the Company had federal and state net current operating loss carry forwards of $641,000 and $582,000, respectively, available to offset future taxable income. The current net operating loss carry forwards for Federal income tax purposes will expire in varying amounts beginning 2023 through 2036. At December 31, 2018 and 2017, the Company had federal capital loss carry forwards of approximately $2,000 available to offset future taxable gains.

The components of income tax provision (benefit) are as follows:

	December 31,
	2018	2017
Current income taxes:
Federal	$--	$--
State	--	--
Total current income taxes	--	--
Deferred income taxes	(12,030)	63,679
Change in valuation allowance	12,030	(63.679)
Provision (benefit) for income taxes	$--	$--

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred income taxes are as follows:

	December 31,
	2018	2017
Current deferred income tax assets	$--	$--

Noncurrent deferred income tax assets:
Net operating loss carryover difference	167,441	154,892
Stock option compensation	28,602	29,121
	196,043	184,013
Valuation allowance	(196,043)	(184,013)
	$--	$--

Due to uncertainty surrounding realization of the deferred income tax assets in future periods, the Company has recorded a 100% valuation allowance against its net deferred tax assets. If it is determined in the future that it is more likely than not that the deferred income tax assets are realizable, the valuation allowance will be reduced.

The reconciliation of the provision for income taxes for the years ended December 31, 2018 and 2017, and the amount computed by applying the U. S, Federal statutory income tax rate to net loss is as follows:

	December 31,
	2018	2017
Tax provision (benefit) at statutory rate	($11,705)	($17,777)
State taxes, net of federal effect	(2,862)	(2,450)
Change in Federal income tax rates	--	83,906
Change in state income tax rates	2,537	--
Change of valuation allowance	12,014	(63,679)
Effective income provision (benefit)	$--	$--

Note 5.	Commitments and Contingencies

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

On March 19, 2018 the Company sold in a private placement to LICT, 1,500,000 of its shares common stock for $180,000, or $0.12 per share. These funds are intended to be used to pay future administrative costs, until an acquisition candidate can be found, and appropriate financing obtained.

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

(a) Evaluation of Disclosure Controls and Procedures.

As required by Rule 15d-15 under the Securities Exchange Act of 1934, as of the end of the period covered by this report, Management carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. This evaluation was carried out under the supervision and with the participation of our principal executive officer as well as our principal financial officer, who concluded that our disclosure controls and procedures are effective.

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

(b) Management’s Annual Report on Internal Control of Financial Reporting.

The Company’s management is responsible for establishing and maintaining an adequate system of internal control over financial reporting, as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934, as amended. Management conducted an assessment of the Company’s internal control over financial reporting based on the framework established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on the assessment, management concluded that, as of December 31, 2018, the Company’s internal control over financial reporting is effective.

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

The following information provides the name, business address, present principal occupation, employment history, positions, offices or employments for the past five years and ages as of February 26, 2019 for our executive officers and directors. Members of the board are elected and serve for one-year terms or until their successors are elected and qualify.

Name	Age	Position
Robert E. Dolan	67	Acting Chief Executive Officer, Chief Financial Officer and Director
Mario J. Gabelli	76	Director

Robert E. Dolan has served as Acting Chief Executive Officer, from March 2017. Mr. Dolan also serves as Chief Financial Officer since November 2001. Mr. Dolan has also serves in the following capacities at LICT Corporation: Executive Vice President and Chief Financial Officer from December 2010, Interim Chief Executive Officer and Chief Financial Officer from May 2006 to December 2010, Chief Financial Officer from January 2004 to May 2006, Chief Financial Officer, Controller from September 1999 to January 2004 and Director from August 2013. In addition, Mr. Dolan was, until September 2009, the Assistant Secretary and director of Sunshine PCS Corporation, a public holding company, now known as ICTC Group, Inc. and had served in these capacities since November 2000. Also, from November 2007, Mr. Dolan has been the Interim Chief Executive Officer and Chief Financial Officer of CIBL, Inc.

Mario J. Gabelli has served as a director and Chairman of the Board since 2001.Mr. Gabelli previously served as Chief Executive Officer of the Company from November 2011 to November 2012. Mr. Gabelli has also served as Chairman, Chief Executive Officer, Chief Investment Officer – Value Portfolios and a director of GAMCO Investors, Inc. (“GAMCO”), a publicly traded company in the asset management business, since 1978. In connection with those responsibilities, he serves as director or trustee of registered investment companies managed by GAMCO and its affiliates (“Gabelli Funds”). Mr. Gabelli has served as Executive Chairman of Associated Capital Group, Inc. (“Associated Capital”) since May 2016 and previously served as the Chief Executive Officer of Associated Capital from May 2015 until November 2016. Associated Capital is a public company containing the alternative investment management business, institutional research services business and certain cash and other assets that were spun off from GAMCO in November 2015. Mr. Gabelli has also been a portfolio manager for Teton Advisors, Inc. (“Teton”) from 1998 to February 2017. Since March 1, 2017, GAMCO serves as a subadvisor to Teton, and Mr. Gabelli serves as a portfolio manager under that sub advisory agreement. Teton is an asset management company which was spun off from GAMCO in March 2009. He has also served as Director of CIBL, Inc. since November 2007, when CIBL was spun off from LICT Corporation. In addition, Mr. Gabelli is the Chief Executive Officer, a director and the controlling shareholder of GGCP, Inc. (“GGCP”), a private company which owns a majority of GAMCO’s Class B Stock and a majority of Associated Capital’s Class B Stock through an intermediate subsidiary, GGCP Holdings LLC. He is also the Chairman of MJG Associates, Inc., which acts as an investment manager of various investment funds and other accounts. Mr. Gabelli has served as a director of LICT since 1999, and as President and Chief Executive Officer of LICT since December 2010. He has also served as LICT’s Chairman since December 2004 (and also served as Chairman from September 1999 to December 2002), as its Vice Chairman from December 2002 to December 2004, and as Chief Executive Officer from September 1999 to November 2005. Mr. Gabelli has served as a director of ICTC Group, Inc. (“ICTC”), a telecommunications company serving southeastern North Dakota which was spun off from LICT in May 2010, since July 2013 to the present. Mr. Gabelli serves as Overseer of the Columbia University Graduate School of Business and as a Trustee of Boston College and Trustee of Roger Williams University. In addition, he serves as Director of The Winston Churchill Foundation, The E. L. Wiegand Foundation, The American-Italian Cancer Foundation, and The Foundation for Italian Art & Culture. He is also Chairman of the Gabelli Foundation, Inc., a Nevada private charitable trust. Mr. Gabelli previously served as Co-President and President of Field Point Park Association, Inc.

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

The following table sets forth information concerning ownership of our common stock as of February 26, 2019 by each person known by us to be the beneficial owner of more than five percent of the common stock, each director, each executive officer, and by all directors and executive officers as a group. We believe that each stockholder has sole voting power and sole dispositive power with respect to the shares beneficially owned by him. Unless otherwise indicated, the address of each person listed below is 401 Theodore Fremd Avenue, Rye, New York 10580.

	Number of Shares of
	Common Stock
Name and Address* of Beneficial Owner	Beneficially Owned		Percent of Ownership*
Mario J. Gabelli	2,385,844	(1)	49.1%

Thomas Donald Baulch Jr.	481,903	(3)	9.9%
448 West 19th Street, #580
Houston, TX 77008

Bernard Zimmerman & Company, Inc.	216,100	(4)	4.4%
18 High Meadow Road
Weston, CT 06883

Claudia Carucci and Uncle Mills Partners	152,535	(4)	3.1%
17 Eagle Island Place
Shelton, SC 29941-3017

Robert E. Dolan	509	(5)	0.0%

*	Unless otherwise indicated, the address of each person listed above is 401 Theodore Fremd Avenue, Rye, New York 10580.

**	Based on 4,859,055 shares outstanding at February 26, 2019.

	(1)	Includes 310,550 shares owned directly by Mr. Gabelli, 340,000 shares owned by a limited partnership for which Mr. Gabelli serves as a general partner (Mr. Gabelli has less than a 100% interest in the entity and disclaims beneficial ownership of the shares held by this entity which are in excess of his indirect pecuniary interest), and 1,735,294 shares owned by LICT Corporation ( As Chief Executive Officer of LICT, Mr. Gabelli is a “control person” of LICT and therefore shares owned by LICT are set forth in the table as also deemed beneficially owned by Mr. Gabelli. disclaims beneficial ownership of the shares owned by the partnership and LICT Corporation, except for his interest therein.)

	(2)	Based solely on a Schedule 13G/A filed with the Securities and Exchange Commission by Thomas Donald Baulch Jr. on March 23, 2018, identifying Thomas Donald Baulch Jr. as the beneficial owner of 481,903 shares, having sole voting power and sole dispositive power with respect to 357,476 shares and having shared voting power and shared dispositive power with respect to 124,427 shares which are held of record by the wife of T. Baulch.

	(3)	Based solely on a Schedule 13G filed with the Securities and Exchange Commission on September 25, 2017 by Claudia Carucci, and Uncle Mills Partners, identifying Claudia Carucci as the beneficial owner of 152,535 shares.

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

The proceeds from the Private Placement are intended to be used to fund the Company’s future administrative costs to maintain its public company reporting obligations. During this time, the Company will continue to pursue a business combination. The Company currently has no plans, arrangements, commitments, agreements or understandings with any prospective target business concerning a business combination and may be unable to complete a business combination.

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

Audit Fees

The aggregate fees billed by Daszkal Bolton LLP for professional services rendered for the audit of the Company’s financial statements for 2018 and 2017 were $16,000. For 2018 and 2017, Daszkal Bolton LLP billed the Company an aggregate of $4,000 per quarter, for the reviews of the financial statements included in its quarterly Form 10-Q.

Audit-Related Fees

No audit-related fees were billed by Daszkal Bolton LLP for 2018 or 2017.

Tax Fees

No tax fees were billed by Daszkal Bolton LLP for 2018 or 2017.

All Other Fees

No other fees were billed by Daszkal Bolton LLP for 2018 or 2017 for services other than as set forth above.

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

MORGAN GROUP HOLDING CO.

Dated: February 26, 2019	By:	/s/Robert E. Dolan
ROBERT E. DOLAN
Acting Chief Executive Officer and
Chief Financial Officer
(Principal Executive
and Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Robert E. Dolan	Acting Chief Executive Officer	February 26, 2019
Robert E. Dolan	(Principal Executive and Financial
and Accounting Officer and Director)

/s Mario J. Gabelli	Director	February 26, 2019
Mario J. Gabelli