Form 10-Q
period 2019-03-31
MORGAN GROUP HOLDING CO
filed 2019-05-08
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Class	Outstanding at May 6, 2019
Common Stock, $.01 par value	4,859,055

MORGAN GROUP HOLDING CO.
TABLE OF CONTENTS

		Page No.
PART I –FINANCIAL INFORMATION

Item 1.	Financial Statements.	3-9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	9-10

Item 3.	Quantitative and Qualitative Disclosure About Market Risk.	10

Item 4.	Controls and Procedures.	10

PART II – OTHER INFORMATION

Item 6.	Exhibits.	11

	Signatures	12

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Unaudited Financial Statements

Condensed Balance Sheets at March 31, 2019, December 31, 2018 and March 31, 2018

Condensed Statements of Operations for the Three Months Ended March 31, 2019 and 2018

Condensed Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018

Condensed Statement of Shareholders’ Equity for the Three Months Ended March 31, 2019

Notes to Condensed Financial Statements as of March 31, 2019

Morgan Group Holding Co.
Condensed Balance Sheets
(Unaudited)

	March 31,	December 31,	March 31,
	2019	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$114,307	$129,635	$13,943
Stock subscription receivable	--	--	180,000
Prepaid expenses	1,190	7,454	15,750
Total current assets	115,497	137,089	209,693
Total assets	$115,497	$137,089	$209,693

LIABILITIES
Current liabilities:
Accrued liabilities	$1,314	$222	$44,062
Total current liabilities	1,314	222	44,062
Total liabilities	1,314	222	44,062

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding	--	--	--
Common stock, $0.01 par value, 10,000,000 shares authorized, 4,859,055 shares outstanding	48,591	48,591	48,591
Additional paid-in-capital	5,937,368	5,937,368	5,937,368
Accumulated deficit	(5,871,776)	(5,849,092)	(5,820,328)
Total shareholders' equity	114,183	136,867	165,631
Total liabilities and shareholders' equity	$115,497	$137,089	$209,693

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues	$--	$--

Administrative expenses	(23,356)	(27,021)
Other income:
Interest income	672	45
Net loss before income taxes	(22,684)	(26,976)
Income taxes	--	--
Net loss	($22,684)	($26,976)

Net loss per share, basic and diluted	($0.00)	($0.01)

Shares outstanding, basic and diluted	4,859,055	3,559,055

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities
Interest income	$672	$45
Cash paid to suppliers	(16,000)	(3,375)
Net cash used in operating activities	(15,328)	(3,330)
Net decrease in cash and cash equivalents	(15,328)	(3,330)
Cash and cash equivalents, beginning of the period	129,635	17,273
Cash and cash equivalents, end of the period	$114,307	$13,943

Reconciliation of net loss to net cash used in operating activities:
Net loss	($22,684)	($26,976)
Decrease (increase) in prepaid expenses	6,264	(15,421)
Increase in accrued liabilities	1,092	39,067
Net cash used in operating activities	($15,328)	($3,330)

Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--
Issuance of stock for subscription receivable	$--	$180,000

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statement of Shareholders’ Equity
Three Months Ended March 31, 2019
(Unaudited)

	Common Stock		Additional
		Par	Paid in	Accumulated
	Shares	Value	Capital	Deficit	Total
Shareholders’ equity, December 31, 2018	4,859,055	$48,591	$5,937,368	($5,849,092)	$136,867
Net loss for three months ended March 31, 2019	--	--	--	(22,684)	(22,684)
Shareholders’ equity, March 31, 2019	4,859,055	$48,591	$5,937,368	($5,871,776)	$114,183

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Note 2. Significant Accounting Policies

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents. The carrying value of a cash equivalent approximates its fair value based on its nature.

At March 31, 2019, December 31, 2018, and March 31, 2018, all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager.

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

At March 31, 2019, December 31, 2018, and March 31, 2018, the Company’s cash equivalents included money market securities. These securities are valued utilizing quoted market prices from identical instruments and are categorized in Level 1 of the fair value hierarchy.

At March 31, 2019, December 31, 2018, and March 31, 2018, there were no gross unrealized gains or losses.

Note 4. Income Taxes

The Company is a “C” corporation for Federal tax purposes, and has provided for deferred income taxes for temporary differences between the financial statement and tax bases of its assets and liabilities. The Company has recorded a full valuation allowance against its deferred tax asset of approximately $201,972 arising from its temporary basis differences and tax loss carryforward, as its realization is dependent upon the generation of future taxable income during the period when such losses would be deductible.

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

Note 6. Shareholders’ Equity

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

Results of Operations

Three Months Ended March 31, 2019 and 2018

For the three months ended March 31, 2019, the Company incurred $23,356 of administrative expenses, a decrease of $3,665 from the $27,021 of administrative expenses for the three months ended March 31, 2018. The decrease was primarily due to decreased legal fees in 2019.

During the first quarter of 2019, the Company earned $672 from its investment in a United States Treasury money market fund as compared to $45 in the first quarter of 2018 due to higher average investment balances and higher interest rates in 2019.

Liquidity and Capital Resources

At March 31, 2019, the Company’s principal assets consisted of cash and cash equivalents of $114,307 as compared to $129,635 at December 31, 2018.

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

May 8, 2019