Form 10-Q
period 2019-06-30
MORGAN GROUP HOLDING CO
filed 2019-08-09
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

Or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OF 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No.    333-73996

MORGAN GROUP HOLDING CO.
(Exact name of small business issuing as specified in its charter)

Delaware	13-4196940
(State or other jurisdiction of Incorporation of organization)	(IRS Employer Identification Number)

401 Theodore Fremd Avenue, Rye, New York	10580
(Address of principal executive offices)	(Zip Code)

(914) 921-1877
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes         ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Class	Outstanding at July 31, 2019
Common Stock, $.01 par value	4,859,055

MORGAN GROUP HOLDING CO.

PART I - FINANCIAL INFORMATION

Item 1 .	Financial Statements.

Morgan Group Holding Co.
Condensed Balance Sheets
(Unaudited)

	June 30, 2019	December 31, 2018	June 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$91,270	$129,635	$142,684
Prepaid expenses	11,834	7,454	17,773
Total current assets	103,104	137,089	160,457
Total assets	$103,104	$137,089	$160,457

LIABILITIES
Current liabilities:
Accrued liabilities	$--	$222	$5.949
Total current liabilities	--	222	5.949
Total liabilities	--	222	5,949

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding	--	--	--
Common stock, $0.01 par value, 10,000,000 shares authorized, 4,859,055 shares outstanding	48,591	48,591	48,591
Additional paid-in-capital	5,937,368	5,937,368	5,937,368
Accumulated deficit	(5,882,855)	(5,849,092)	(5,831,451)
Total shareholders’ equity	103,104	136,867	154,508
Total liabilities and shareholders’ equity	$103,104	$137,089	$160,457

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Revenues	$--	$--	$--	$--
Administrative expenses	(11,654)	(11,744)	(35,010)	(38,765)
Other income:
Interest income	575	621	1.247	666
Net loss before income taxes	(11,079)	(11,123)	(33,763)	(38.099)
Income taxes	--	--	--	--
Net loss	$(11,079)	$(11,123)	$(33,763)	$(38,099)

Net loss per share, basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Shares outstanding, basic and diluted	4,859,055	4,859,055	4,859,055	4,212,464

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2019	2018
Cash Flows from Operating Activities
Interest income	$1,247	$666
Cash paid to suppliers	(39,612)	(55,255)
Net cash used in operating activities	(38,365)	(54,589)
Cash Flows from Financing Activities
Issuance of common stock	--	180,000
Net cash provided by financing activities	--	180,000
Net increase (decrease) in cash and cash equivalents	(38,365)	125,411
Cash and cash equivalents, beginning of the period	129,635	17,273
Cash and cash equivalents, end of the period	$91,270	$142,684

Reconciliation of net loss to net cash used in operating activities:
Net loss	$(33,763)	$(38,099)
Increase in prepaid expenses	(4,380)	(17,445)
(Decrease) increase in accrued liabilities	(222)	955
Net cash used in operating activities	$(38,365)	$(54,589)
Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Condensed Statement of Shareholders’ Equity
Six Months Ended June 30, 2019
(Unaudited)

	Common Stock		Additional
	Shares	Par Value	Paid in Capital	Accumulated Deficit	Total
Shareholders’ equity, December 31, 2018	4,859,055	$48,591	$5,937,368	$(5,849,092)	$136,867
Net loss for six months ended June 30, 2019	--	--	--	(33,763)	(33,763)
Shareholders’ equity, June 30, 2019	4,859,055	$48,591	$5,937,368	$(5,882,855)	$103,104

See accompanying notes to condensed financial statements.

Morgan Group Holding Co.
Notes to Condensed Financial Statements

Note 1.	Basis of Presentation

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

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

Note 2.	Acquisition of G.Research, LLC

On June 18, 2019, the Company announced an agreement in principle with Associated Capital Group (“AC,” NYSE:AC), to acquire a subsidiary of AC, G.Research, LLC (“G.Research”).  Under the proposed terms, Morgan will acquire G.Research for 50,000,000 shares of Morgan’s common stock. The transaction is subject to the execution of definitive documents and the satisfaction of customary closing conditions and regulatory approvals.  Accordingly, no assurances can be given that a binding agreement will be entered into, that the proposed transaction will be consummated or the timing thereof.  If the transaction is completed, AC will hold approximately 91% of Morgan’s outstanding common stock.

Note 3.	Significant Accounting Policies

All highly liquid investments with maturity of three months or less when purchased are considered to be cash equivalents.  The carrying value of a cash equivalent approximates its fair value based on its nature.

At June 30, 2019, December 31, 2018, and June 30, 2018, all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager.

The Company may from time to time invest in marketable securities that are bought and held principally for the purpose of selling them in the near term and are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

Basic earnings per share is based on the weighted-average number of common shares outstanding during each period. Diluted earnings per share is based on basic shares plus the incremental shares that would be issued upon the assumed exercise of in-the-money stock options and unvested restricted stock using the treasury stock method, and if dilutive.

Note 4.	Fair Value of Financial Instruments

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

At June 30, 2019, December 31, 2018, and June 30, 2018, the Company’s cash equivalents included money market securities. These securities are valued utilizing quoted market prices from identical instruments and are categorized in Level 1 of the fair value hierarchy.

At June 30, 2019, December 31, 2018, and June 30, 2018, there were no gross unrealized gains or losses.

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

Note 7.	Shareholders’ Equity and Subsequent Event

On March 19, 2018, the Company sold in a private placement to LICT, 1,500,000 of its shares common stock for $180,000, or $0.12 per share. These funds are intended to be used to pay administrative costs for the next three years, until an acquisition candidate can be found and appropriate financing obtained.  The funds from the sale were received on April 3, 2018.

At the Company’s Annual Meeting of Stockholders on May 8, 2014, its stockholders voted to amend the Company’s Certificate of Incorporation (the “Charter Amendment”) to increase the number of authorized shares of common stock, par value $0.01 per share, from 10,000,000 to 100,000,000. In connection with the proposed acquisition of G.Research, as further described in Note 2, and in order to effectuate this authorization, on July 15, 2019, the Company filed this Charter Amendment with its state of incorporation, Delaware.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The Company currently has no operating businesses and has been seeking acquisitions as part of its strategic alternatives.  Its only costs are the expenses required to make the regulatory filings needed to maintain its public status and to find and evaluate potential acquisitions.  These costs are estimated at $50,000 per year.

Recent Developments

On June 18, 2019, the Company announced an agreement in principle with AC, to acquire a subsidiary of AC, G.Research.  Under the proposed terms, Morgan will acquire G.Research for 50,000,000 shares of Morgan’s common stock of Morgan. The transaction is subject to the execution of definitive documents and the satisfaction of customary closing conditions and regulatory approvals.  Accordingly, no assurances can be given that a binding agreement will be entered into, that the proposed transaction will be consummated or the timing thereof.  If the transaction is completed, AC will hold approximately 91% of Morgan’s outstanding common stock.

Results of Operations

Three Months Ended June 30, 2019 and 2018

For the three months ended June 30, 2019, the Company incurred $11,654 of administrative expenses, essentially the same as the $11,744 of administrative expenses for the three months ended June 30, 2018.

During the second fiscal quarter of 2019, the Company earned $575 from its investment in a United States Treasury money market fund, as compared to $621 in the second quarter of 2018 due to higher average investment balances in 2018.

Six Months Ended June 30, 2019 and 2018

For the six months ended June 30, 2019, the Company incurred $35,010 of administrative expenses, $3,755 less than the $38,765 of administrative expenses incurred for the six months ended June 30, 2018. The decrease was primarily due to decreased legal fees in 2019.

During the first half of 2019, the Company earned $1,247 from its investment in a United States Treasury money market fund, as compared to $666 in the first half of 2018 due to higher average investment balances in 2019.

Liquidity and Capital Resources

At June 30, 2019, the Company’s principal assets consisted of cash and cash equivalents of $91,270 as compared to $129,635 at December 31, 2018.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings.

The Company is not a party to any legal proceedings.

Item 1a.	Risk Factors.

[Not applicable]

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Item 6.	Exhibits.

Exhibit 31.1	Acting Chief Executive Officer and Chief Financial Officer Rule 15d-14(a) Certification.
Exhibit 32.1	Acting Chief Executive Officer and Chief Financial Officer Section 1350 Certification.
EX-101.INS	XBRL INSTANCE DOCUMENT
EX-101.SCH	XBRL TAXONOMY EXTENSION SCHEMA
EX-101.PRE	XBRL TAXONOMY EXTENSION PRESENTATION LINKBASE
EX-101.LAB	XBRL TAXONOMY LABEL LINKBASE
EX-101.CAL	XBRL TAXONOMY EXTENSION CALCULATION
EX-101.DEF	XBRL TAXONOMY EXTENSION DEFINITION LINKBASE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN GROUP HOLDING CO.

By:	/s/ Robert E. Dolan
ROBERT E. DOLAN
Acting Chief Executive Officer/Chief Financial Officer

August 9, 2019