Form 10-Q
period 2019-09-30
MORGAN GROUP HOLDING CO
filed 2019-10-15
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).       ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☒ Yes    ☐ No

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practical date.

Class	Outstanding at October 14, 2019
Common Stock, $.01 par value	4,859,055

MORGAN GROUP HOLDING CO.

Table of  Contents
PART I - FINANCIAL INFORMATION

Item 1.	Financial Statements.

Table of  Contents
Morgan Group Holding Co.
Condensed Balance Sheets
(Unaudited)

	September 30, 2019	December 31, 2018	September 30, 2018
ASSETS
Current assets:
Cash and cash equivalents	$79,074	$129,635	$133,152
Prepaid expenses	9,875	7,454	12,613
Total current assets	88,949	137,089	145,765
Total assets	$88,949	$137,089	$145,765

LIABILITIES
Current liabilities:
Accrued liabilities	$18,193	$222	$222
Total current liabilities	18,193	222	222
Total liabilities	18,193	222	222

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS’ EQUITY
Preferred stock, $0.01 par value, 1,000,000 shares authorized, none outstanding	--	--	--
Common stock, $0.01 par value, 100,000,000 shares authorized at September 30, 2019 and 10,000,000 authorized at December 31, 2018 and September 30, 2018, 4,859,055 shares outstanding at all periods	48,591	48,591	48,591
Additional paid-in-capital	5,937,368	5,937,368	5,937,368
Accumulated deficit	(5,915,203)	(5,849,092)	(5,840,416)
Total shareholders’ equity	70,756	136,867	145,543
Total liabilities and shareholders’ equity	$88,949	$137,089	$145,765

See accompanying notes to condensed financial statements.

Table of  Contents
Morgan Group Holding Co.
Condensed Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Revenues	$--	$--	$--	$--
Administrative expenses	(32,809)	(9,616)	(67,819)	(48,381)
Other income:
Interest income	461	651	1,708	1,317
Net loss before income taxes	(32,348)	(8,965)	(66,111)	(47,064)
Income taxes	--	--	--	--
Net loss	$(32,348)	$(8.965)	$(66,111)	$(47,064)

Net loss per share, basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.01)

Shares outstanding, basic and diluted	4,859,055	4,859,055	4,859,055	4,430,484

See accompanying notes to condensed financial statements.

Table of  Contents
Morgan Group Holding Co.
Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2019	2018
Cash Flows from Operating Activities
Interest income	$1,708	$1,317
Cash paid to suppliers	(52,269)	(65,438)
Net cash used in operating activities	(50,561)	(64,121)
Cash Flows from Financing Activities
Issuance of common stock	--	180,000
Net cash provided by financing activities	--	180,000
Net (decrease) increase in cash and cash equivalents	(50,561)	115,879
Cash and cash equivalents, beginning of the period	129,635	17,273
Cash and cash equivalents, end of the period	$79,074	$133,152

Reconciliation of net loss to net cash used in operating activities:
Net loss	$(66,111)	$(47,064)
Increase in prepaid expenses	(2,421)	(12,284)
Increase (decrease) in accrued liabilities	17,971	(4,773)
Net cash used in operating activities	$(50,561)	$(64,121)

Cash paid for interest	$--	$--
Cash paid for income taxes	$--	$--

See accompanying notes to condensed financial statements.

Table of  Contents
Morgan Group Holding Co.
Condensed Statement of Shareholders’ Equity

Three Months Ended September 30, 2019, June 30, 2019, March 31, 2019,
December 31, 2018, September 30, 2018, June 30, 2018, and March 31, 2018.

	Common Stock		Additional
	Shares	Par Value	Paid in Capital	Accumulated Deficit	Total
Shareholders’ equity, December 31, 2017	3,359,055	$33,591	$5,772,368	$(5,793,352)	$12,607
Sale of common stock	1,500,000	15,000	165,000	-	180,000
Net loss for three months ended March 31, 2018	--	--	--	(26,976)	(26,976)
Shareholders’ equity, March 31, 2018	4,859,055	48,591	5,937,368	(5,820,328)	165,631
Net loss for three months ended June 30, 2018	--	--	--	(11,123)	(11,123)
Shareholders’ equity. June 30, 2018	4,859,055	48,591	5,937,368	(5,831,451)	154,508
Net loss for three months ended September 30, 2018	--	--	--	(8,965)	(8,965)
Shareholders’ equity. September 30, 2018	4,859.055	48,591	5,937,368	(5,840,416)	145,543
Net loss for three months ended December 31, 2018	--	--	--	(8,676)	(8,676)
Shareholders’ equity. December 31, 2018	4,859,055	48,591	5,937,368	(5,849,092)	136,867
Net loss for three months ended March 31, 2019	--	--	--	(22,684)	(22,684)
Shareholders’ equity. March 31, 2019	4,859,055	48,591	5,937,368	(5.871,776)	114,183
Net loss for three months ended June 30, 2019	--	--	--	(11,079)	(11,079)
Shareholders’ equity. June 30, 2019	4,859,055	48,591	5,937,368	(5,882,855)	103,104
Net loss for three months ended September 30, 2019	--	--	--	(32,348)	(32,348)
Shareholders’ equity. September 30, 2019	4,859,055	$48,591	$5,937,368	$(5,915,203)	$70,756

See accompanying notes to condensed financial statements.

Table of  Contents
Morgan Group Holding Co.
Notes to Condensed Financial Statements

Note 1.	Basis of Presentation

Morgan Group Holding Co. (“Morgan” or “the Company”) was incorporated in November 2001 as a wholly-owned subsidiary of LICT Corporation (“LICT”) to serve, among other business purposes, as a holding company for LICT’s controlling interest in The Morgan Group, Inc.  On January 24, 2002, LICT spun off 2,820,051 shares of the Company’s common stock through a pro rata distribution (“Spin-Off”) to its stockholders and retained 235,294 shares.

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

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

At September 30, 2019, December 31, 2018, and September 30, 2018, all cash and cash equivalents were invested in a United States Treasury money market fund, of which an affiliate of the Company serves as the investment manager.

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

Table of  Contents
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

At September 30, 2019, December 31, 2018, and September 30, 2018, the Company’s cash equivalents included money market securities. These securities are valued utilizing quoted market prices from identical instruments and are categorized in Level 1 of the fair value hierarchy.

At September 30, 2019, December 31, 2018, and September 30, 2018, there were no gross unrealized gains or losses.

Note 5.	Income Taxes

The Company is a “C” corporation for Federal tax purposes, and has provided for deferred income taxes for temporary differences between the financial statement and tax bases of its assets and liabilities.  The Company has recorded a full valuation allowance against its deferred tax asset of approximately $213,321 arising from its temporary basis differences and tax loss carryforward, as its realization is dependent upon the generation of future taxable income during the period when such losses would be deductible.

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

On March 19, 2018, the Company sold in a private placement to LICT, 1,500,000 of its shares common stock for $180,000, or $0.12 per share. These funds were intended to be used to pay administrative costs for the subsequent three years, until an acquisition candidate could be found, and appropriate financing obtained.  The funds from the sale were received on April 3, 2018.

At the Company’s Annual Meeting of Stockholders on May 8, 2014, its stockholders voted to amend the Company’s Certificate of Incorporation (the “Charter Amendment”) to increase the number of authorized shares of common stock, par value $0.01 per share, from 10,000,000 to 100,000,000.  In connection with the proposed acquisition of G.Research, as further described in Note 2, and in order to effectuate this increase in authorized capital, on July 15, 2019, the Company filed the Charter Amendment with the State of Delaware.

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

Table of  Contents
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

Results of Operations

Three Months Ended September 30, 2019 and 2018

For the three months ended September 30, 2019, the Company incurred $32,809 of administrative expenses, an increase of $23,193 from the administrative expenses for the three months ended September 30, 2018 of $9,616.  $22,419 of legal fees in 2019 associated with the proposed acquisition of G.Research was the primary cause of the variance.

During the third fiscal quarter of 2019, the Company earned $461 from its investment in a United States Treasury money market fund, as compared to $651 in the third quarter of 2018 due to lower average investment balances in 2018.

Nine Months Ended September 30, 2019 and 2018

For the nine months ended September 30, 2019, the Company incurred $67,819 of administrative expenses, $19,438 more than the $48,381 of administrative expenses incurred for the nine months ended September 30, 2018. The increase was primarily due to increased legal fees in 2019. The $22,419 of legal fees in 2019 associated with the proposed acquisition of G.Research was the primary cause of the variance, offset by lower legal fees in the first half of 2019 as compared to the first half of 2018.

During the first three quarters of 2019, the Company earned $1,708 from its investment in a United States Treasury money market fund, as compared to $1,317 in the first three quarters of 2018 due to higher average investment balances in 2019.

Liquidity and Capital Resources

At September 30, 2019, the Company’s principal assets consisted of cash and cash equivalents of $79,074 as compared to $129,685 at December 31, 2018.

On March 19, 2018 the Company sold in a private placement to LICT Corporation 1,500,000 shares of its common stock for $180,000, or $0.12 per share. These funds were intended to be used to pay administrative costs for the subsequent three years, until an acquisition candidate could be found, and appropriate financing obtained.  The funds from this sale were received on April 3, 2018.

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

Table of  Contents
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

Not applicable

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.	Defaults upon Senior Securities.

None

Item 4.	Mine Safety Disclosures.

Not applicable

Item 5.	Other Information.

None

Table of  Contents
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

Table of  Contents
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MORGAN GROUP HOLDING CO.

By:	/s/ Robert E. Dolan
ROBERT E. DOLAN
Acting Chief Executive Officer/Chief Financial Officer

October 15, 2019