Form 10-K
period 2019-12-31
MORGAN GROUP HOLDING CO
filed 2020-04-02
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019
Or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______
Commission file number 333-73996

Morgan Group Holding Co.

(Exact name of registrant as specified in its charter)

Delaware	13-4196940
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Theodore Fremd Avenue, Rye, NY	10580
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (914) 921-5216
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	MGHL	OTC Pink®

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act Yes ☐ No ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes ☒ No ☐.

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐  No ☒

As of March 30, 2020, the aggregate market value of the Registrant’s voting and nonvoting common equity held by non-affiliates of the Registrant was approximately $1,304,000 which value, solely for the purposes of this calculation, excludes shares held by the Registrant’s officers, directors, and their affiliates.  Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant’s definitive proxy statement relating to the 2020 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

Morgan Group Holding Co.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2019

Index
PART I

Forward-Looking Statements

Our disclosure and analysis in this report and in documents that are incorporated by reference contain some forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements because they do not relate strictly to historical or current facts. You should not place undue reliance on these statements. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” and other words and terms of similar meaning. They also appear in any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results.

Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. Some of the factors that could cause our actual results to differ from our expectations or beliefs include, without limitation: the adverse effect from a decline in the securities markets; a decline in the performance of our products; a general downturn in the economy; changes in government policy or regulation; changes in our ability to attract or retain key employees; and unforeseen costs and other effects related to legal proceedings or investigations of governmental and self-regulatory organizations. We also direct your attention to any more specific discussions of risk contained in our other public filings or in documents incorporated by reference here or in prior filings or reports.

We are providing these statements as permitted by the Private Litigation Reform Act of 1995. We do not undertake to update publicly any forward-looking statements if we subsequently learn that we are unlikely to achieve our expectations or if we receive any additional information relating to the subject matters of our forward-looking statements.

ITEM 1:	BUSINESS

Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Morgan Group Holding Co.” “Morgan Group,” “the Company,” “MGHL,” “we,” “us” and “our” or similar terms are to Morgan Group Holding Co., its predecessors and its subsidiaries.

Our offices are located at 401 Theodore Fremd, Rye, NY 10580. Our website address is morgangroupholdingco.com. Information on our website is not incorporated by reference herein and is not part of this report. We provide a link on our website to the following filings as soon as reasonably practicable after they are electronically filed with or furnished to the Securities and Exchange Commission (“Commission” or “SEC”): our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All such filings on our website are available free of charge. In addition, these reports and the other documents we file with the SEC are available at www.sec.gov.

We were incorporated November 2001 in Delaware as a holding company.  Morgan Group had no operating companies prior to the October 31, 2019 merger with G.research, LLC (“G.research”), (discussed below). Our wholly-owned subsidiary, G.research is a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is a member of FINRA (Financial Industry Regulatory Authority).  Our primary source of revenue is our institutional research and securities brokerage services including acting as an underwriter.

We publish research on approximately 100 companies globally with an emphasis on small and mid-cap investment.  We operate an institutional sales trading desk which facilitates security transactions on behalf of our clients.

Index
Morgan Group Merger with G.research and Spin off

On October 31, 2019, Morgan Group issued 50 million shares of Morgan Group (“MGHL”- OTC) common stock in exchange for 100% of Associated Capital Group Inc.’s (“AC”) indirect interest in G.research.  This was accomplished through a reverse subsidiary merger.  Immediately prior to the closing of the merger transaction, 5.15 million Morgan Group shares were issued in a private placement to management including the Chief Executive Officer of Morgan Group.  After giving effect to these transactions, Morgan Group is now controlled by Associated Capital by virtue of AC’s 83.3% ownership interest in the Company.   Morgan Group’s financial results are consolidated in the financial results of AC.

At the time of the merger transaction, Morgan Group and AC were under common control. Therefore, the merger transaction was treated as a combination between entities under common control that led to a change in the reporting entity. The recognized assets and liabilities were transferred at their carrying values at the date of the transaction. For prior year comparative information, the companies have been combined retrospectively.

On March 14, 2020, the Associated Capital Group Board of Directors approved the spin-off of Morgan Group Holding Co. shares to AC shareholders.

Institutional Research Services

G.research’s revenues are derived primarily from institutional research services, underwriting fees (primarily for the Company) and selling concessions. Our industry-focused research analysts follow sectors based on our core competencies. Analysts publish their insights in the form of research reports and daily notes. In addition, G.research sponsors conferences which bring together industry leaders and institutional investors. The objective of institutional research services is to provide superior investment ideas to investment decision makers.

Analysts are generally assigned to industry sectors.  Our research focus includes Basic Materials – Specialty Chemicals; Business Services; Financials – Community Banks; Healthcare – Animal Health, Biotech & Pharma; Biotech; Industrials – Diversified Industrials, Transports & Metals; Industrials & Internet; Media – Entertainment; and, Media.

G.research generates revenues via direct fees and commissions on securities transactions executed on an agency basis on behalf of clients. Clients include institutional investors (e.g., hedge funds and asset managers) as well as affiliated mutual funds and managed accounts. Institutional research services revenues totaled $9.0 million and $8.3 million for the years ended December 31, 2019 and 2018, respectively.

A significant portion of G.research institutional research services are provided to GAMCO Investors Inc., (“GAMCO”)  and its affiliates.  For the years ended December 31, 2019 and 2018, respectively, G.research earned $4.9 million and $3.8 million, or approximately 76% and 62%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC (“Gabelli Funds”) and clients advised by GAMCO Asset Management Inc. (“GAMCO Asset” ). For the years ending December 31, 2019 and December 31, 2018, GAMCO Asset paid $0.8 million and $1.0 million and Gabelli Funds, LLC paid $0.7 million and $1.0 million to G.research pursuant to research service agreements.  These agreements were terminated on January 1, 2020 and compensation from Gabelli Funds and GAMCO Asset and costs related to servicing these arrangements are expected to decrease.  We can provide no assurance that GAMCO and its affiliates will continue to use G.research’s institutional research and brokerage services to the same extent in the future. G.research continues to pursue expansion of third party and affiliated activities.

Underwriting

During 2019, G.research participated as Sales Manager in the at market offerings of The GAMCO Global Gold, Natural Resources & Income Trust and acted as Dealer Manager for The Gabelli Dividend and Income Rights Offering.  During 2018, G.research participated as Sales Manager in the at market offerings of The GAMCO Global Gold, Natural Resources & Income Trust and acted as Dealer Manager for The Gabelli Equity Trust Rights Offering, the Gabelli Multimedia Trust Rights Offering, the Gabelli Healthcare & Wellness Trust Rights Offering, and acted as co-manager in The Gabelli Health & Wellness Trust 5.875% series B Cumulative Preferred Stock Offering.  For the year ended December 31, 2019, G.research earned $733,422 for these roles. For the year ended December 31, 2018, G.research earned $16,000 for these roles.

Index
Business Strategy

Our strategy is to continue to operate and expand our institutional research and securities brokerage business through the coverage of additional market sectors and companies.  In order to achieve performance and growth in revenues and profitability, we are pursuing a strategy which includes the following key elements:

Attracting and Retaining Experienced Professionals

We offer significant variable compensation that provides opportunities to our staff.  Our ability to attract and retain highly experienced investment and other professionals with a long-term commitment to us and our clients has been, and will continue to be, a significant factor in our long term growth.

Leveraging our Fundamental Research Methodology

Our fundamental (event driven value investing) methodology marketed under our licensed “Private Market Value with a Catalyst™” service mark will remain an important element of our business operations.  This investment method is based on the investing principles articulated by Graham & Dodd in 1934, and has been further augmented by our founder Mario J. Gabelli.  This method, however, will not necessarily be used in connection with all of our products.

Capitalizing on Acquisitions of Complementary Research Businesses

We intend to leverage our research and investment capabilities to selectively and opportunistically pursue acquisitions of complementary research businesses that will allow us to expand and diversify our research coverage.

Continuing Our Sponsorship of Industry Conferences

G.research co-sponsors industry conferences and management events throughout the year.  At these conferences and events, senior management from leading companies share their thoughts on the industry, competition, regulation and the challenges and opportunities in their businesses with portfolio managers and securities analysts.  These meetings are an important component of the research services provided to institutional clients.  Specifically, in 2019, we hosted seven such meetings: our 43rd Annual Automotive Aftermarket Symposium, 29th Annual Pump Valve & Water Systems Conference, 25th Annual Aerospace & Defense Conference, 11th Annual Entertainment & Broadcasting Conference, 5th Annual Waste & Environmental Sciences Conference, 10th Annual Specialty Chemicals Conference and our 13th Annual Omaha Research Trip.

Competition

The institutional research and brokerages services industry is intensively competitive and is expected to remain so.  We face competition in all aspects of our business and in each of our investment strategies from other managers both in the United States and globally.  We compete with other institutional research firms, insurance companies, brokerage firms, banks, and other financial institutions that offer services that have similar features and investment objectives.  Many of these competitors are subsidiaries of large diversified financial companies and may have access to greater resources, including liquidity sources, not available to us.  Historically, we have competed primarily on the basis of the superior service.  However, we have taken steps to increase our outreach to the investment community, brand name awareness and marketing efforts.  However, no assurance can be given that our efforts to obtain new business will be successful.

Regulation

Virtually all aspects of our business are subject to various federal, state and foreign laws and regulations.  These laws and regulations are primarily intended to protect investors, the markets and customers of broker-dealers.  Under such laws and regulations, agencies that regulate broker-dealers have broad powers, including the power to limit, restrict or prohibit such broker-dealer from carrying on its business in the event that it fails to comply with such laws and regulations.  In such an event, the possible sanctions that may be imposed include civil and criminal liability, the suspension of individual employees, injunctions, limitations on engaging in certain lines of business for specified periods of time, revocation of registrations, censures and fines.

Index
Broker-Dealer and Trading and Investment Regulation

G.research is registered as broker-dealer with the SEC and is subject to regulation by FINRA and various states.  In its capacity as a broker-dealer, G.research is required to maintain certain minimum net capital amounts.  These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made or cash dividends paid if certain minimum net capital requirements are not met.  G.research’s net capital, as defined, met or exceeded all minimum requirements as of December 31, 2019. As a registered broker-dealer, G.research is also subject to periodic examination by FINRA, the SEC and the state regulatory authorities.

Our trading and investment activities for client accounts are regulated under the Exchange Act, as well as the rules of various U.S. and non-U.S. securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical requirements (e.g., short sale limits, volume limitations and reporting obligations) and market regulation policies in the United States and globally.  Violation of any of these laws and regulations could result in restrictions on our activities and damage our reputation.

The institutional research and brokerage services industry is likely to continue facing a high level of regulatory scrutiny and become subject to additional rules designed to increase disclosure, tighten controls and reduce potential conflicts of interest.  In addition, the SEC has substantially increased its use of focused inquiries which request information from broker dealers regarding particular practices or provisions of the securities laws.  We participate in some of these inquiries in the normal course of our business.  Changes in laws, regulations and administrative practices by regulatory authorities, and the associated compliance costs, have increased our cost structure and could in the future have a material adverse impact.  Although we have installed procedures and utilize the services of experienced administrators, accountants and lawyers to assist us in adhering to regulatory guidelines and satisfying these requirements, and maintain insurance to protect ourselves in the case of client losses, there can be no assurance that the precautions and procedures that we have instituted and installed, or the insurance that we maintain to protect ourselves in case of client losses, will protect us from all potential liabilities.

The Patriot Act

The USA Patriot Act of 2001 contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Anti-money laundering laws outside of the United States contain some similar provisions. Our failure to comply with these requirements could have a material adverse effect on us.

Employees

The Company has one executive officer and 15 employees performing day-to-day functions. The Company is a subsidiary of AC and can avail itself of the transition services agreement with GAMCO.

Real Estate Properties

The Company does not own any properties.  The Company is currently renting office space located at 401 Theodore Fremd Avenue in Rye, New York from AC under AC’s leasehold with GAMCO.

Index
Status as a Smaller Reporting Company

Under the Exchange Act, we qualify as a “smaller reporting company,” which is defined as a company with either (a) public float of less than $250 million or (b) less than $100 million in annual revenues and (1) no public float or (2) public float of less than $700 million.  As a smaller reporting company, we are eligible to take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “smaller reporting companies.” These exemptions include reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and two, instead of three, fiscal years of audited financial statements.

We may take advantage of some or all of the reduced regulatory and reporting requirements that will be available to us as long as we qualify as a smaller reporting company, except that we have irrevocably elected not to take advantage of the extension of time to comply with new or revised financial accounting standards available under Section 107(b) of the JOBS Act.

ITEM 1A:	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

None.

ITEM 3:	LEGAL PROCEEDINGS

We are currently not aware of any pending legal proceedings to which we are a party, nor are we aware of any such proceedings that are contemplated by any governmental authority.  From time to time, we may be named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  We are also subject to governmental or regulatory examinations or investigations.  Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the Company’s financial statements include the necessary provisions for losses that we believe are probable and estimable.  Furthermore, we evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of our common stock trade on the over-the-counter market in the OTC Pink®, under the symbol: MGHL.

Index
The following table sets forth the high and low market prices of the common stock for the periods indicated, as reported by published sources.  These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low
2019 Fiscal Year
First Quarter	$0.10	$0.07
Second Quarter	$0.52	$0.09
Third Quarter	$0.53	$0.21
Fourth Quarter	$0.90	$0.28

2018 Fiscal Year
First Quarter	$0.17	$0.07
Second Quarter	$0.14	$0.09
Third Quarter	$0.13	$0.11
Fourth Quarter	$0.11	$0.08

ITEM 6:	SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Through G.research, we act as an underwriter and provide institutional research services.  Institutional research services revenues consist of brokerage commissions derived from securities transactions executed on an agency basis or direct payments from institutional clients as well as underwriting profits, selling concessions and management fees associated with underwriting activities.  Commission revenues vary directly with the perceived value of the research provided, as well as account activity and new account generation.

In light of the dynamics created by COVID-19 and its impact on the global supply chain and banks, oil, travel and leisure, we anticipate lower transaction volumes from our institutional clients. Our order execution services are operating remotely. The sponsored conferences are taking place as planned using virtual service providers. While at the present time, the Company is unable to estimate the potential impact of the virus on its financial condition, a significant prolonged disruption in the financial markets leading to materially lower trading activity of the Company’s clients would have a material adverse effect on the Company’s revenue. We will continue to monitor the virus’ impact on our customers, clients and financial results.

Operating Results for the Year Ended December 31, 2019 as Compared to the Year Ended December 31, 2018

Revenues

Institutional research service revenues were $9 million for the year ended December 31, 2019, $0.7 million, or 8.9%, higher than total revenues of $8.3 million for the year ended December 31, 2018.  Institutional research services revenues by revenue component, excluding principal transactions, were as follows (dollars in thousands):

	Year
	Ended		Increase
	December 31,		(Decrease)
	2019	2018	$	%

Commissions	$5,903	$5,349	$554	10.4%
Hard dollar payments	473	805	(332)	-41.2%
	6,376	6,154	$222	3.6%
Research services	1,503	2,030	(527)	-26.0%
Underwriting fees	431	103	328	318.4%
Sales manager fees	733	16	717	4481.3%
Total	$9,043	$8,303	$740	8.9%

Index
Commissions and hard dollar payments in the 2019 period were $6.4 million, a $0.2 million or 3.6% increase from $6.2 million.  The increase was primarily due to higher brokerage commissions from securities transactions executed on an agency basis. For the years ended December 31, 2019 and 2018, respectively, G.research earned $4.9 million and $3.8 million, or approximately 76% and 62%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC ("Gabelli Funds") and clients advised by GAMCO Asset.

A significant portion of G.research institutional research services are provided to GAMCO and its affiliates pursuant to research services agreements. Research services were $1.5 million in 2019 representing a decline of $0.5 million or 26% from 2018 due to amended lower fees to reflect the reduced research staff. The agreements between G.research and GAMCO and its affiliates to provide institutional research services were terminated effective January 1, 2020. Underwriting fees increased $0.3 million during 2019 over the prior year amount.

The Company participated as agent in the secondary offerings of the GAMCO Global Gold, Natural Resources & Income Trust (“GGN”).  Pursuant to sales agreements between the parties, the Company earned sales manager fees related to this offering of $729,893 and $15,616 during 2019 and 2018, respectively.

Principal Transactions

During 2019, net losses from principal transactions were negligible. For the year ended December 31, 2018, net losses from principal transactions were $22.3 million due to mark-to-market changes in the value of securities and other investments that were held but were sold before year-end 2018.

Interest and dividend income declined $1.7 million to $0.2 million in 2019 from $1.9 million in 2018 primarily due to the GAMCO stock and other investments no longer held in 2019. In December 2018 these investments were distributed to the parent as a return of capital.

Expenses

Total expenses were $11.7 million during 2019, a decrease of $2.6 million, or 18.2%, from $14.3 million in the 2018 period.  The decrease results primarily from lower compensation costs and a reduction of expenses across all categories.

Compensation costs, which includes salaries, bonuses and benefits, were $8.4 million for the year ended December 31, 2019, a decrease of $2.5 million from $10.9 million for the year ended December 31, 2018 and is due to headcount reductions related to the cessation of research services and the streamlining of operations.

Income Tax Benefit

We recorded income tax benefits of $0.5 million and $6.1 million for the years ended December 31, 2019 and 2018, respectively.  The ETR was 20.9% and 23.1% for the periods ended December 31, 2019 and 2018, respectively.

Net Loss

Net loss for the year ended December 31, 2019 was $1.9 million versus $20.3 million for the year ended December 31, 2018.  In 2018, the loss was due to large principal transactions that did not occur in 2019.

Liquidity and Capital Resources

Summary cash flow data is as follows (in thousands):

	Year Ended December 31,
	2019	2018
Cash flows provided by (used in):
Operating activities	$(2,369)	$(247)
Investing activities	-	(60)
Financing activities	(2,374)	180
Net (decrease) in cash and cash equivalents	(4,743)	(127)
Cash and cash equivalents and restricted cash at beginning of year	11,531	11,658
Cash and cash equivalents and restricted cash at end of year	6,788	11,531

Index
Net cash used by operating activities was $2.4 million for the year ended December 31, 2019, resulting from a net loss of $1.9 million and net decrease in operating assets of $0.5 million.  Net cash used by operating activities was $0.2 million for the year ended December 31, 2018, resulting from a net loss of $20.3 million offset by decreases in securities owned of $23.8, an increase in other non-cash amounts of $4.7 million and a net increase of operating assets of $0.9 million.

Financing activities included stock issuances of $0.515 and $0.180 million, for December 31, 2019 and 2018, respectively. During 2019 other financing activities included a return of capital of $3.3 million and contributions of $0.41 million.  In 2018 there were no other financing activities.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We base our estimates on historical experience, when available, and on other various assumptions that are believed to be reasonable under the circumstances. Actual results could differ significantly from those estimates under different assumptions and conditions.

We believe that the following critical accounting policies require management to exercise significant judgment:

Revenue Recognition

The Company provides institutional research services and earns brokerage commissions and sales manager fees from securities transactions executed on an agency basis on behalf of institutional clients and mutual funds, private wealth management clients and retail customers of affiliated companies. Commission revenue and related clearing charges are recorded on a trade-date basis and are included in institutional research services and other operating expenses, respectively, on the consolidated statements of income.

The Company has also been involved in syndicated underwriting activities that included public equity and debt offerings managed by major investment banks. Underwriting fees include gains, losses, selling concessions and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as underwriter or agent and are accrued as earned.

See Note C, Revenue from Contracts with Customers, in the consolidated financial statements.

Securities Owned, at Fair Value

Securities owned, at fair value, including common stocks, closed-end funds and mutual funds, are recorded at fair value with the resulting realized and unrealized gains and losses reflected in principal transactions in the Statements of Operations. Realized gains and losses from securities transactions are recorded on the identified cost basis. All securities transactions and transaction costs are recorded on a trade date basis. Dividends are recorded on the ex-dividend date. Interest income and interest expense are accrued as earned or incurred.

Allocated Expenses

The Company is charged or incurs certain overhead expenses that are included in general and administrative and occupancy and equipment expenses in the Consolidated Statements of Operations.  These overhead expenses are allocated to the Company by AC and other AC affiliates or allocated by the Company to other AC affiliates as the expenses are incurred, based upon methodologies periodically reviewed by the management of the Company and the AC affiliates.  In addition, Gabelli & Company Investment Advisers, Inc. (“GCIA”), a wholly – owned subsidiary of AC, and GAMCO Investors, Inc. (“GBL”) serve as paymasters for the Company under compensation payment sharing agreements. This includes compensation expense and related payroll taxes and benefits which are allocated to the Company for professional staff performing duties related entirely to the Company and those compensation expenses and related payroll taxes and benefits which relate to professional staff who serve more than one entity and whose compensation is therefore allocated to the Company as well as to its affiliates. These compensation expenses are included in compensation and related costs in the Consolidated Statements of Operations.

Income Taxes

Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts on the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is expected to be recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. For each tax position taken or expected to be taken in a tax return, the Company determines whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company recognizes the accrual of interest on uncertain tax positions and penalties in the income tax provision on the consolidated statements of income.

See Note B, Significant Accounting Policies – Income Taxes and G. Income Taxes, in the consolidated financial statements.

Index
Recent Accounting Developments

See Note B, Significant Accounting Policies – Recent Accounting Developments, in the consolidated financial statements.

Seasonality and Inflation

We do not believe that our operations are subject to significant seasonal fluctuations. We do not believe inflation will significantly affect our compensation costs, as they are substantially variable in nature. The rate of inflation may affect certain other expenses, however, such as information technology and occupancy costs.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MORGAN GROUP HOLDING CO. AND SUBSIDIARY

All schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission that are not required under the related instructions or are inapplicable have been omitted.

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Morgan Group Holding Co.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Morgan Group Holding Co. and subsidiary (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of operations, equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/S/ Deloitte & Touche, LLP

Stamford, Connecticut
April 1, 2020
We have served as the Company's auditor since 2009.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Year Ended December 31,
	2019	2018
Revenues
Commissions	$6,376,075	$6,154,567
Fees earned from affiliated entities pursuant to research services agreements	1,502,500	2,030,000
Principal transactions	(9,416)	(22,302,729)
Dividends and interest	194,955	1,893,237
Underwriting fees	431,114	102,931
Sales manager fees	733,422	15,616
Other revenues	16,833	23,406
Total revenues	9,245,483	(12,082,972)
Expenses
Compensation and related costs	8,373,668	10,864,185
Clearing charges	1,299,313	1,312,578
General and administrative	1,223,023	1,330,831
Occupancy and equipment	756,974	805,266
Total expenses	11,652,978	14,312,860
Loss before income tax benefit	(2,407,495)	(26,395,832)
Income tax benefit	(500,903)	(6,102,929)
Net loss	$(1,906,592)	$(20,292,903)

Net loss per share
Basic	$(0.03)	$(0.37)
Diluted	$(0.03)	$(0.37)

Weighted average shares outstanding:
Basic	55,733,800	54,542,617
Diluted	55,733,800	54,542,617

Actual shares outstanding	60,009,005	54,859,005

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	December 31,	December 31,
	2019	2018
ASSETS

Cash and cash equivalents	$6,587,097	$11,330,705
Receivables from brokers and clearing organizations	808,686	194,676
Receivables from affiliates	30,625	19,199
Deposits with clearing organizations	200,000	200,000
Income taxes receivable (including deferred tax asset of $2,930 and $273,009, respectively)	184,396	352,599
Fixed assets, net of accumulated depreciation of $28,435 and $19,253, respectively	44,456	55,839
Other assets	281,896	231,182
Total assets	$8,137,156	$12,384,200

LIABILITIES AND EQUITY

Compensation payable	$709,663	$1,439,526
Payable to affiliates	985,632	218,788
Income tax payable	53,572	-
Accrued expenses and other liabilities	350,948	407,842
Total liabilities	2,099,815	2,066,156

Commitments and contingencies (Note J)

Equity
Common stock, $.01 par value; 100,000,000 and 10,000,000 shares authorized, respectively, and 60,009,005 and 54,859,005 issued and outstanding, respectively	600,091	548,591
Additional paid-in capital	53,292,090	55,717,701
Accumulated deficit	(47,854,840)	(45,948,248)
Total equity	6,037,341	10,318,044
Total liabilities and equity	$8,137,156	$12,384,200

See accompanying notes.

Index
 MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

			Additional
		Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance at December 31, 2017	3,359,055	$33,591	$5,772,368	$(5,793,353)	$12,606
Retrospective Adjustment for Merger of G.research, net	50,000,000	$500,000	$135,386,592	$(19,861,992)	116,024,600
Return of capital / distribution			$(85,606,259)		(85,606,259)
Issuance of stock	1,500,000	15,000	165,000		180,000
Net loss			-	(20,292,903)	(20,292,903)
Balance at December 31, 2018	54,859,055	$548,591	$55,717,701	$(45,948,248)	$10,318,044

Capital contribution			$410,889		410,889
Return of capital		-	(3,300,000)	-	(3,300,000)
Issuance of stock	5,150,000	51,500	463,500		515,000
Net loss			-	(1,906,592)	(1,906,592)
Balance at December 31, 2019	60,009,055	$600,091	$53,292,090	$(47,854,840)	$6,037,341

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018

	Year Ended December 31,
	2019	2018
Operating activities
Net loss	$(1,906,592)	$(20,292,903)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,382	9,614
Deferred income tax, net	270,079	165,604
Other non-cash amounts included in net loss (see Non-cash financing activity)		(4,728,622)
(Increase)/decrease in operating assets:
Securities owned, net		23,783,998
Receivables from brokers and clearing organizations	(614,010)	166,554
Receivables from affiliates	(11,426)	(5,561)
Income taxes receivable	(101,876)	(2,500)
Other assets	(50,714)	137,955

Increase/(decrease) in operating liabilities:
Payable to affiliates	766,843	(542,285)
Income taxes payable	53,572	-
Compensation payable	(729,863)	1,086,022
Accrued expenses and other liabilities	(56,892)	(24,497)
Total adjustments	(462,905)	20,046,282
Net cash used in operating activities	(2,369,497)	(246,621)

Investing activities
Purchases of fixed assets	-	(60,255)
Net cash used in investing activities	$-	$(60,255)

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2019 AND 2018
(continued)

	Year Ended December 31,
	2019	2018
Financing activities
Capital contribution	$410,889	$-
Return of capital	$(3,300,000)	$-
Issuance of common stock	$515,000	$180,000
Cash used in / provided by financing activities	(2,374,111)	180,000
Net increase/(decrease) in cash and cash equivalents and restricted cash	(4,743,608)	(126,876)
Cash, cash equivalents and restricted cash at beginning of period	11,530,705	11,657,581
Cash, cash equivalents and restricted cash at end of period	$6,787,097	$11,530,705

Supplemental disclosures of cash flow information:
Cash (paid)/received for Income taxes	$-	$(4,000)
Cash received from Associated Capital Group, Inc. for Income taxes	$723,019	$1,257,279

Reconciliation to cash, cash equivalents and restricted cash
Cash and cash equivalents	$6,587,097	$11,330,705
Restricted cash: deposits from clearing organizations	200,000	200,000
Cash, cash equivalents and restricted cash	$6,787,097	$11,530,705

Non-cash financing activity:
-  On December 3, 2018, the G.research returned capital totaling $85.6 million to AC in the form of securities with a fair value of $80.9 million and a tax receivable settlement of $4.7 million.  See other non-cash amounts included in net loss.

- On October 31, 2019 Morgan Group merged with G.research by exchanging 50 million shares of Morgan Group ("MGHL" - OTC) common stock for 100% of Associated Capital Group's interest in G.research.

See accompanying notes.

Index
A. Organization and Business Description

Morgan Group Holding Co. (the “Company”, “Morgan Group”. “Morgan”) was incorporated in November 2001 as a Delaware corporation to serve as a holding company which seeks acquisitions as part of its strategic alternatives.  Prior to the October 31, 2019 merger with G.research, discussed below, Morgan Group had no operating companies.

The Company acquired G.research, LLC (“G.research”) from Associated Capital Group, Inc. (“AC”), an affiliate of the Company, on October 31, 2019, in exchange for issuing 50,000,000 shares of the Company’s common stock to AC, (“the Merger”).  Accordingly, G.research became a wholly owned subsidiary of the Company.  Prior to the transaction, G.research was a wholly-owned subsidiary of Institutional Services holdings, LLC, which, in turn, is a wholly-owned subsidiary of AC.  After the transaction, AC has an 83.3% ownership interest in the Company.  As a result of this common ownership, the transaction was treated as a combination between entities under common control that led to a change in the reporting entity. The recognized assets and liabilities were transferred at their carrying amounts at the date of the transaction. Further, the companies were also combined retrospectively for prior year comparative information. The common stock, additional paid in capital and earnings per share amounts in these consolidated financial statements for the period prior to the Merger have been restated to reflect the recapitalization in accordance with the shares issued as a result of the Merger.

 G.research is a broker-dealer registered with the Securities and Exchange Commission (the “SEC”) and is regulated by the Financial Industry Regulatory Authority (“FINRA”).

The Company provides institutional investors and investment partnerships with investment research with a particular focus on small-cap and mid-cap companies.  The team of sell-side analysts follows industry sectors on a global basis and performs fundamental security analysis using a Private Market Value (“PMV”) framework.  PMV investing is a disciplined, research-driven approach based on security analysis.  In this process, the analyst selects stocks whose intrinsic value, based on the analyst’s estimate of current asset value and future growth and earnings power, is significantly different from the public market value as reflected in the public market.  PMV is defined as the price an informed industrial buyer would be likely to pay to acquire the business.  The research focuses on company fundamentals, cash flow statistics, and catalysts that will help realize returns.

The Company generates brokerage commission revenues from securities transactions executed on an agency basis on behalf of institutional clients and mutual funds, private wealth management clients and retail customers of affiliated companies.  The Company generates revenue from syndicated underwriting activities.  It primarily participates in the offerings of certain closed-end funds advised by Gabelli Funds, LLC, a wholly-owned subsidiary of GAMCO Investors, Inc. (“GBL”) an affiliate.  The Company also earns investment income generated from its proprietary trading activities.

The Company acts as an introducing broker, and all securities transactions for the Company and its customers are cleared through and carried by three New York Stock Exchange (“NYSE”) member firms on a fully disclosed basis.  The Company has Proprietary Accounts of Introducing Brokers (“PAIB”) agreements with these firms. Accordingly, open customer transactions are not reflected in the accompanying Consolidated Statement of Financial Condition. The Company is exposed to credit losses on these open transactions in the event of nonperformance by its customers, pursuant to conditions of its clearing agreements with its clearing brokers. This exposure is mitigated by the clearing brokers’ policy of monitoring the collateral and credit of the counterparties until the transaction is completed.

The Company’s principal market is in the United States.

B. Significant Accounting Policies

Consolidated Financial Statements

All intercompany transactions and balances have been eliminated. The Company consolidated the subsidiary from the date of the Merger with retrospective application.

Index
Segment Analysis

The Company is one segment for reporting purposes.

Cash and Cash Equivalents

The Company held an investment in an affiliated money market mutual fund which is invested solely in U.S. Treasuries.

Securities Owned, at Fair Value

Securities owned, at fair value, including common stocks, closed-end funds and mutual funds, are recorded at fair value with the resulting realized and unrealized gains and losses reflected in principal transactions in the Consolidated Statements of Operations. Realized gains and losses from securities transactions are recorded on the identified cost basis. All securities transactions and transaction costs are recorded on a trade date basis. Dividends are recorded on the ex-dividend date. Interest income and interest expense are accrued as earned or incurred.

Deposits with Clearing Organizations

Deposits with clearing organizations is restricted cash held at the clearing organizations.

Fair Value of Financial Instruments

The carrying amounts of all financial instruments in the Consolidated Statements of Financial Condition approximate their fair values.

The Company’s financial instruments have been categorized based upon a fair value hierarchy:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 1 assets include cash equivalents.

•
Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  As of and during the years ended December 31, 2019 and 2018, there were no Level 2 securities owned.

•
Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.  These assets include infrequently traded common stocks.  As of and during the years ended December 31, 2019 and 2018, there were no Level 3 securities owned.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. In such cases, the level in the fair value hierarchy within which the fair value measurement in its entirety falls has been determined based on the lowest level input that is significant to the fair value measurement in its entirety. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.  Investments are transferred into and out of any level at their beginning period values.

The availability of observable inputs can vary from instrument to instrument and is affected by a wide variety of factors, including, for example, the type of instrument, whether the instrument is new and not yet established in the marketplace, and other characteristics particular to the transaction. To the extent that valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized as Level 3.

Index
In the absence of a closing price, an average of the bid and ask is used.  Bid prices reflect the highest price that market participants are willing to pay for an asset.  Ask prices represent the lowest price that market participants are willing to accept for an asset.

Cash equivalents – Cash equivalents consist of an affiliated money market mutual fund, which is invested solely in U.S. Treasuries.  Cash equivalents are valued using the mutual fund’s net asset value (“NAV”) to measure fair value.  Accordingly, cash equivalents are categorized in Level 1 of the fair value hierarchy.

Receivables from Affiliates/Payables to Affiliates

Receivables from affiliates consist of receivables from certain affiliates for expenses paid on their behalf.  In 2019, payables to affiliates are primarily comprised of sales manager fees and expenses paid on behalf of the Company due to AC.  In 2018, payables to affiliates are primarily comprised of estimated taxes due to AC.  See Notes D and G.

Revenue from Contracts with Customers

See Note C.

Dividends and Interest

Dividends are recorded on the ex-dividend date.  Interest income and interest expense are accrued as earned or incurred.  These amounts are not related to contracts with customers.

Depreciation

Fixed assets are recorded at cost and depreciated using the straight-line method over their estimated useful lives of four to seven years.

Allocated Expenses

The Company is charged or incurs certain overhead expenses that are included in general and administrative and occupancy and equipment expenses in the Consolidated Statements of Operations.  These overhead expenses are allocated to the Company by AC and other AC affiliates or allocated by the Company to other AC affiliates as the expenses are incurred, based upon methodologies periodically reviewed by the management of the Company and the AC affiliates.  In addition, Gabelli & Company Investment Advisers, Inc. (“GCIA”), a wholly – owned subsidiary of AC, and GAMCO Investors, Inc. (“GBL”) serve as paymasters for the Company under compensation payment sharing agreements. This includes compensation expense and related payroll taxes and benefits which are allocated to the Company for professional staff performing duties related entirely to the Company and those compensation expenses and related payroll taxes and benefits which relate to professional staff who serve more than one entity and whose compensation is therefore allocated to the Company as well as to its affiliates. These compensation expenses are included in compensation and related costs in the Consolidated Statements of Operations.

Income Taxes

Morgan Group Holding Co., which became part of the AC consolidated tax group after the merger on October 31, 2019, would generally not record an income tax provision as it was generally in a loss position for income tax purposes and any deferred tax benefit from net operating losses would be offset with a full valuation allowance.  However, for the years ended December 31, 2019 and 2018, the Company is a member of a tax sharing agreement among members of the AC consolidated tax group and records an income tax provision.  The Company generally settles either the benefit or expense with AC monthly, but not less than annually.  The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income tax expense/benefit in the period that includes the enactment date of the change in tax rate.

Index
The Company records net deferred tax assets to the extent the Company believes these assets will more likely than not be realized. A valuation allowance would be recorded to reduce the carrying value of deferred tax assets to the amount that is more likely than not to be realized. In making such a determination of whether a valuation allowance is necessary, the Company considers all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax-planning strategies, and results of recent operations. In the event the Company were to determine that the Company would be more likely than not to realize the Company’s deferred income tax assets in the future in excess of their net recorded amount, the Company would make an adjustment to the previously recorded deferred tax asset valuation allowance, which would reduce the provision for income taxes.

The Company records uncertain tax positions on the basis of a two-step process: (1) the Company determines whether it is more likely than not that the tax positions will be sustained based on the technical merits of the position; and (2) for those tax positions that meet the more-likely-than-not recognition threshold, the Company recognizes the largest amount of tax benefit that is greater than 50 percent likely to be realized upon ultimate settlement with the related tax authority. The Company recognizes the accrual of interest on uncertain tax positions and penalties in income tax benefit on the Consolidated Statements of Operations. Accrued interest and penalties on uncertain tax positions are included within accrued expenses and other liabilities on the Consolidated Statements of Financial Condition.

Use of Estimates

The Company’s financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”), which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that reporting period.  Actual results could differ from those estimates.

Recent Accounting Developments

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which amends the guidance in GAAP for the accounting for leases. ASU 2016-02 requires a lessee to recognize assets and liabilities arising from most operating leases in the Consolidated Statement of Financial Condition.   The Company adopted this ASU effective January 1, 2019 with no material impact on its financial statements.

Index
In June 2016, the FASB issued ASU 2016-13, Accounting for Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Currently, U.S. GAAP requires an “incurred loss” methodology that delays recognition until it is probable a loss has been incurred. Under ASU 2016-13, the allowance for credit losses must be deducted from the amortized cost of the financial asset to present the net amount expected to be collected. The Consolidated Statement of Operations will reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. In November 2019, the FASB issued ASU 2019-10, which deferred the effective date of this guidance for smaller reporting companies for three years.  This guidance is effective for the Company on January 1, 2023 and requires a modified retrospective transition method, which will result in a cumulative-effect adjustment in retained earnings upon adoption.  Early adoption is permitted.  The Company is currently assessing the potential impact of this new guidance on the Company’s consolidated financial statements.

C. Revenue from Contracts with Customers

The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, “Revenue from Contracts with Customers” (“Topic 606”).  Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when the Company satisfies a performance obligation.

Significant judgments that affect the amounts and timing of revenue recognition:

The Company’s analysis of the timing of revenue recognition of each revenue stream is based on the provisions of each respective contract. Performance obligations could, however, change from time to time if and when existing contracts are modified or new contracts are entered into. These changes could potentially affect the timing of satisfaction of performance obligations, the determination of the transaction price, and the allocation of the price to performance obligations. In the case of the revenue streams discussed below, the performance obligation is satisfied either at a point in time or over time. The judgments outlined below, where the determination as to these factors is discussed in detail, are continually reviewed and monitored by the Company when new contracts or contract modifications occur. Transaction price is in all instances formulaic and not subject to significant (or any) judgment at the current time.

Index
The Company’s assessment of the recognition of these revenues is as follows:

Revenue from contracts with customers includes commissions, fees earned from affiliated entities pursuant to research services agreements, underwriting fees and sales manager fees.

Commissions

Brokerage commissions. Acting as agent, the Company buys and sells securities on behalf of its customers.  Commissions are charged on the execution of these securities transactions made on behalf of client accounts and are negotiated. The Company recognizes commission revenue when the related securities transactions are executed on trade date. The Company believes that the performance obligation is satisfied on the trade date because that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon and the risks and rewards of ownership have been transferred to/from the customer. Commissions earned are typically collected from the clearing brokers utilized by the Company on a daily or weekly basis.

Hard dollar payments. The Company provides research services to unrelated parties, for which direct payment is received.  The company may, or may not, have contracts for such services.  Where a contract for such services is in place, the contractual fee for the period is recognized ratably over the contract period, which is considered the period over which the Company satisfies its performance obligation. For payments where no research contract exists, revenue is not recognized until agreement is reached with the client at which time the performance obligation is considered to have been met and revenue is recognized.

Commission revenues are impacted by the perceived value of the research product provided to clients, the volume of securities transactions and the acquisition or loss of new client relationships.

Fees earned from affiliated entities pursuant to research services agreements

The Company receives direct payments for research services provided to related parties pursuant to contracts. The contractual fee for the period is fixed and recognized ratably over the contract period, typically a calendar year, which is considered the period over which the Company satisfies its performance obligation. Payments for contracts with affiliated parties are collected monthly.

Underwriting fees

Underwriting fees. The Company acts as underwriter in an agent capacity.  Revenues are earned from fees arising from these offerings and the terms are set forth in contracts between the underwriters and the issuer.  The Company’s underwriting revenue is considered to be conditional revenue because it is subject to reduction to zero once the offsetting syndicate expenses have been quantified by the syndicate manager (i.e., lead underwriter) and allocated to each underwriter in proportion to their participation in the offering.  Revenue recognition is therefore delayed until it is probable that a significant reversal in the amount of revenue recognized will not occur.  That is, it is recognized only when uncertainty associated with the syndicate expenses is subsequently resolved and final settlement of syndicate accounts is affected by the syndicate manager.  Payment is typically received from the syndicate manager within ninety days after settlement date.

Selling concessions. The Company participates as a member of the selling group of underwritten equity offerings and receives compensation based on the difference between what its customers pay for the securities sold to its institutional clients and what the issuer receives. The terms of the selling concessions are set forth in contracts between the Company and the underwriter. Revenue is recognized on the trade date (the date on which the Company purchases the securities from the issuer) for the portion the Company is contracted to buy.  The Company believes that the trade date is the appropriate point in time to recognize revenue for securities underwriting transactions as there are no significant actions the Company needs to take subsequent to this date, and the issuer obtains the control and benefit of the capital markets offering at this point. Selling concessions earned are typically collected from the clearing brokers utilized by the Company on a daily or weekly basis.

Index
Sales manager fees

The Company participates as sales manager of at-the-market offerings of certain affiliated closed-end funds and receives a tiered percentage of proceeds as stipulated in agreements between the Company, the funds and the funds’ investment adviser. The Company recognizes sales manager fees upon sale of the related closed-end funds.  Sales manager fees earned are fixed and typically collected from the clearing brokers utilized by the Company on a daily or weekly basis.

Total revenues from contracts with customers by type were as follows for the years ended December 31, 2019 and 2018:

	2019	2018
Commissions	$5,903,200	$5,349,348
Hard dollar payments	472,875	805,219
	6,376,075	6,154,567
Research services	1,502,500	2,030,000
Underwriting fees	431,114	102,931
Sales manager fees	733,422	15,616
	$9,043,111	$8,303,114

D. Related Party Transactions

At December 31, 2019 and 2018, the Company had an investment of $6,579,577 and $ 11,276,289, respectively, in The Gabelli U.S. Treasury Money Market Fund advised by Gabelli Funds, LLC, which is an affiliate of the Company.  The amount is recorded in cash and cash equivalents in the Consolidated Statements of Financial Condition.  Income earned from this investment totaled $175,846 and $157,581 in 2019 and 2018, respectively, and is included in dividends and interest revenues in the Consolidated Statements of Operations.

In 2019 and 2018, the Company earned $4,875,768 and $3,825,998 or approximately, 76% and 62%, respectively, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC., (“Gabelli Funds”) and private wealth management clients advised by GAMCO Asset Management Inc., (“GAMCO Asset”), each affiliates of the Company.  GAMCO Asset and Gabelli Funds each paid $752,550 and $750,000, to the Company pursuant to research services agreements (see Note C) for the year ended December 31, 2019 and $1,000,000 and $1,030,000, for the year ended December 31, 2018.  Effective February 1, 2019, the Company amended its existing research service agreements, whereby GAMCO Asset and Gabelli Funds shall each pay $62,500 per month for research services provided.  These agreements were terminable immediately upon notice. These agreements were terminated on January 1, 2020.

The Company participated as agent in the secondary offerings of the GAMCO Global Gold, Natural Resources & Income Trust (“GGN”).  Pursuant to sales agreements between the parties, the Company earned sales manager fees related to this offering of $729,893 and $15,616 during 2019 and 2018, respectively. In connection with the clearance of the GGN transactions the Company collects and pays GGN and has a payable to GGN for $511,108 and $0 as of December 31, 2019 and 2018, respectively, included in payables to affiliates in the Consolidated Statement of Financial Condition.  Sales manager fees are separately disclosed in the Consolidated Statements of Operations.

The Company participated in the secondary offerings of the preferred stock of affiliated closed end funds during 2019 and 2018 as participants in the underwriting syndicate and selling groups earning $431,114 and $102,930, respectively.

Index
During 2018, the Company had investments in mutual fund and closed-end funds advised by Gabelli Funds, LLC and GBL stock that were sold during the year. Dividend income earned from these affiliated investments totaled $1,393,132 in 2018, and is included in dividends and interest revenues in the Consolidated Statements of Operations. The Company also recorded related investment losses of $21,332,884 during 2018, which are included in principal transactions in the Consolidated Statements of Operations.

The Company made a non-cash return of capital to AC on December 3, 2018, totaling $85,606,259 in the form of securities with a fair value of $80,877,637 and a tax receivable settlement of $4,728,622.  The securities included certain common stocks, closed-end funds and a mutual fund, of which $70,970,347 million were affiliated investments.  The Company consequently realized net losses totaling $16,880,403, which are included in the affiliated investment losses of $21,332,884 noted above.

On December 31, 2018, AC paid $3,436,000 to G.research in exchange for the remaining 200,000 shares of GBL common stock.  The Company realized net losses of $2,332,000 in relation to this exchange, which is included in the affiliated investment losses of $21,332,884 noted above.

The Company also pays to or receives from AC the amount of its portion of the current tax expense or benefit as part of a tax sharing agreement.  During 2018, with respect to the tax amount resulting from the exchange of GBL stock, AC paid the Company $814,310.

The Company made a cash return of capital to AC on June 19, 2019, in the amount of $3,300,000.  AC made two capital contributions pursuant to the merger between G.research and Morgan Group on October 28, 2019 and November 21, 2019, of $300,000 and $110,889, respectively.  See Note I.

The Company pays AC a management fee equal to 20% of the Company’s year-to-date pretax profits before consideration of this fee.  In 2019 and 2018, the Company did not pay a management fee to AC as there were no pretax profits.

AC has a sublease agreement with GBL that currently expires on April 1, 2020, which is subject to annual renewal. AC allocates this expense to the Company based on the percentage of square footage occupied by the Company’s employees (including pro rata allocation of common space).  Pursuant to the sublease, AC and the Company shall pay a monthly fixed lease amount for the twelve-month contractual period.  For the years ended December 31, 2019 and 2018, the Company paid $321,975 and $314,691, respectively, under the sublease agreement.  These amounts are included within occupancy and equipment expenses on the Consolidated Statements of Operations.

E. Fair Value

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of December 31, 2019 and 2018 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2019:

	December 31, 2019
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable	Unobservable
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Cash equivalents	$6,579,577	$-	$-	$6,579,577
Total assets at fair value	$6,579,577	$-	$-	$6,579,577

There were no transfers between any Levels during the year ended December 31, 2019.

Index
Assets Measured at Fair Value on a Recurring Basis as of December 31, 2018:

	December 31, 2018
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable	Unobservable
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Cash equivalents	$11,276,869	$-	$-	$11,276,869
Total assets at fair value	$11,276,869	$-	$-	$11,276,869

There were no transfers between any Levels during the year ended December 31, 2018.

F. Retirement Plan

The Company participates in Associated Capital’s incentive savings plan (the “Plan”), covering substantially all employees. Company contributions to the Plan are determined annually by management of the Company and AC’s Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code.  Amounts expensed for allocated contributions to this Plan amounted to approximately $17,746 and $6,919 in 2019 and 2018, respectively, and are recorded as compensation and related costs in the Consolidated Statements of Operations.

G. Income Taxes

Through October 31, 2019, Morgan Group Holding Co. filed its Federal and state tax returns on a standalone basis. Additionally, as a result of the Merger, operations of Morgan Group Holding Co. for the period November 1, 2019 to December 31, 2019 were included in the consolidated U.S. Federal and certain state and local income tax returns of AC. For the years ended December 31, 2018 and 2019, the operations of G.research were included in the consolidated U.S. Federal and certain state and local income tax returns of AC.  The Company’s federal and certain state and local income taxes are calculated as if the Company filed on a separate return basis, and the amount of current tax or benefit is either remitted to or received from AC using a benefits for loss approach such that net operating loss (or other tax attribute) is characterized as realized by the Company when those tax attributes are utilized in the consolidated tax return of AC.  This is the case even if the Company would not otherwise have realized those tax attributes.

Income tax benefit for the years ending December 31 consisted of:

	2018	2018
Federal:
Current	$(707,040)	$(4,689,749)
Deferred	215,992	(754,514)
State and local:
Current	(63,942)	(456,626)
Deferred	54,087	(202,040)
Total	$(500,903)	$(6,102,929)

Index
A reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31 is set forth below:

	2019	2018
Statutory Federal income tax rate	21.0%	21.0%
State income tax, net of Federal benefit	-2.18%	2.21%
State Valuation Allowance	3.16%	-0.24%
Federal Valuation Allowance	0.20%	-0.04%
Dividends Received Deductions	0.00%	0.32%
Other	-1.33%	-0.13%
Effective income tax rate	20.85%	23.12%

Significant components of our deferred tax assets and liabilities as of December 31, 2019 and 2018 are as follows:

	2019	2018
Deferred tax assets:
Federal and State NOL Carryforward	174,590	229,095
Stock-based Compensation	-	30,096
Compensation	-	266,820
Other	5,359	33,952
Total Gross DTA	179,949	559,963
Less: Valuation Allowance	(174,590)	(275,522)
Total Deferred Tax Assets	5,359	284,441

Deferred tax liabilities:
Stock Based Compensation	(2,349)	-
Deferred State Income Tax	(80)	(11,432)
	(2,429)	(11,432)
Net deferred tax assets	2,930	273,009

In accordance to the Code 382 of the Internal Revenue Code corporations are generally required to limit the amount of its income in future years that can be offset by historic losses, i.e., net operating loss (NOL) carryforwards and certain built-in losses, after a corporation has undergone an ownership change.  As a result of the Company’s equity financings in recent years, the Company underwent changes in ownership pursuant to the provisions of the IRC Section 382, therefore, annual use of any of the Company’s net operating loss carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three-year period.

At December 31, 2019 and 2018, for Federal and for certain states in which the Company files separate tax returns, the Company recorded deferred tax assets of approximately $174,590 and $229,095, respectively, relating to net operating losses. The Company concluded that it is not more likely than not that the benefit from federal net operating loss and these separate state net operating loss carryforwards will be realized and has provided a valuation allowance for the full amount of the related deferred tax assets.

As of December 31, 2019, the Company is not aware of any potentially material uncertain tax positions that were not included in the Company’s financial statements.  The Company, which includes G. research, LLC and is part of the AC’s unitary filing group, is not under any tax examination as of December 31, 2019.   The Company has filed most of its 2018 corporate income tax returns in states where they have determined a filing obligation exists. The Company continues to work on filing tax returns in certain states and intends to complete these filings by first quarter 2020. The Company believes there are no uncertain tax positions (“UTPs”) as it relates to their federal and state filings, and as such has not recorded any tax expense related to UTPs.

Index
As of December 31, 2018, the Company’s gross unrecognized tax benefits which relate to uncertain tax positions were $5,688 of which $4,494, if recognized, would affect the Company’s effective tax rate.  The Company continues to recognize both interest and penalties with respect to unrecognized tax benefits as income tax expense.  The Company had accrued a liability of $3,071 for interest and penalties as of December 31, 2018.

As of December 31, 2019 and 2018, management has not identified any potential subsequent events that could have a significant impact on unrecognized tax benefits within the next twelve months. The Company remains subject to income tax examination by the IRS for years 2016 and 2018 and state examinations for years after 2012.

H.  Earnings per Share

Basic earnings per share is computed by dividing net income/(loss) attributable to shareholders by the weighted average number of shares outstanding during the period.

There were no dilutive shares outstanding during the periods.

The computations of basic and diluted net loss per share are as follows (in thousands, except per share data):

	For the Years Ending December 31,
	2019	2018
Basic:
Net loss attributable to shareholders	$(1,906,592)	$(20,292,903)
Weighted average shares outstanding	55,733,800	54,542,617

Basic net loss attributable per share	$(0.03)	$(0.37)

Diluted:
Net loss attributable to shareholders	$(1,906,592)	$(20,292,903)
Weighted average share outstanding	55,733,800	54,542,617

Diluted net loss per share	$(0.03)	$(0.37)

I. Equity

On March 19, 2018 the Company sold in a private placement to LICT, 1,500,000 of its shares common stock for $180,000, or $0.12 per share.

G.research returned capital to AC on December 3, 2018 totaling $85,606,259 in the form of securities with a fair value of $80,877,637 and a tax receivable settlement of $4,728,622.

In the normal course of business, G.research made cash return of capital to AC on June 19, 2019 in the amount of $3,300,000.

In conjunction with the Merger on October 31, 2019, AC made two capital contributions to the Company on October 28, 2019 and November 21, 2019 of $300,000 and $110,889, respectively.

In conjunction with the Merger on October 31, 2019, the Company issued 50,000,000 shares of common stock to AC. The common stock, additional paid in capital, earnings per share and accumulated deficit amounts in these consolidated financial statements for the period prior to the Merger have been restated to reflect the recapitalization in accordance with the shares issued as a result of the Merger.

See Note D Related Party Transactions for detail.

Index
J. Guarantees, Contingencies, and Commitments

The Company has agreed to indemnify its clearing brokers for losses they may sustain from the customer accounts that trade on margin introduced by the Company. At December 31, 2019 and 2018, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties, many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of the Company’s obligations under the agreements. The Company has had no claims or payments pursuant to these or prior agreements, and management believes the likelihood of a claim being made is remote, and therefore, an accrual has not been made in the financial statements.

From time to time, the Company is named in legal actions and proceedings.  These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief.  The Company is also subject to governmental or regulatory examinations or investigations.  The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  The Company cannot predict the ultimate outcome of such matters.  The financial statements include the necessary provisions for losses that the Company believes are probable and estimable.  Furthermore, the Company evaluates whether losses exist which may be reasonably possible and, if material, makes the necessary disclosures.  Such amounts, both those that are probable and those that are reasonably possible, are not considered material to the Company’s financial condition, operations or cash flows.

K. Net Capital Requirements

As a registered broker-dealer, G.research is subject to the SEC Uniform Net Capital Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. G.research computes its net capital under the alternative method as permitted by the Rule, which requires that minimum net capital be the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3. G.research is exempt from Rule 15c3-3 pursuant to paragraph (k)(2)(ii) of that rule which exempts all customer transactions cleared through another broker-dealer on a fully disclosed basis. In addition, our assets at the clearing broker-dealer are treated as allowable assets for net capital purposes as we have in place PAIB agreements pursuant to Rule 15c3-3.  These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made or cash dividends paid if certain minimum net capital requirements are not met.  G.research had net capital, as defined, of $4,618,033 and $9,093,349, exceeding the required amount of $250,000 by $4,368,033 and $8,843,349 at December 31, 2019 and 2018, respectively.

L. Subsequent Events

The agreements between G.research and GAMCO and its affiliates to provide institutional research services were terminated effective January 1, 2020.

On March 14, 2020, the Associated Capital Group Board of Directors authorized the spin-off of Morgan Group to AC shareholders.  AC will distribute to its shareholders on a pro rata basis the 50,000,000 shares of Morgan that AC owns following regulatory approval.

In light of the dynamics created by COVID-19 and its impact on the global supply chain and banks, oil, travel and leisure, we anticipate lower transaction volumes from our institutional clients.  Our order execution services are operating remotely.  The sponsored conferences are taking place as planned using virtual service providers.   While at the present time, the Company is unable to estimate the potential impact of the virus on its financial condition, a significant prolonged disruption in the financial markets leading to materially lower trading activity of the Company’s clients would have a material adverse effect on the Company’s revenue.  We will continue to monitor the virus’ impact on our customers, clients and financial results.

Index
ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be timely disclosed, is recorded, processed, summarized, and reported to management within the time periods specified in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act) as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Morgan Group management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Management, with the participation of the principal executive officer and under the supervision of the principal financial officer, conducted an evaluation of the effectiveness of Morgan’s internal control over financial reporting as of December 31, 2019 as required by Rule 13a-15(c) of the Exchange Act. There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal control over financial reporting controls can only provide reasonable assurance of achieving their control objectives. In making its assessment of the effectiveness of its internal control over financial reporting, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013.

Based on its evaluation, management concluded that, as of December 31, 2019, the Company maintained effective internal control over financial reporting. This annual report does not include an audit attestation report on the Company’s internal control over financial reporting of the Company’s independent registered public accounting firm due to the rules of the SEC for non-accelerated filers.

ITEM 9B:	OTHER INFORMATION

None.

Index
PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information provides the name, business address, principal occupation, employment history positions, offices or employments for the past five years and ages as of April 1, 2020 for our executive officers and directors.  The business address of our officers and directors is 401 Theodore Fremd Avenue, Rye, NY 10583.

Executive Officers

Name	Age	Title
Vincent M. Amabile, Jr.	42	President
Joseph L. Fernandez	58	Executive Vice President–Finance

The biographical information of each of our executive officers is included below under the caption “Board of Directors”

Board of Directors

Under Delaware law, the business and affairs of the Company will be managed under the direction of our Board.  Our certificate of incorporation and bylaws provide that the number of directors may be fixed by our Board from time to time.  Members of the Board are elected and serve for one year terms or until their successors are elected qualify.  As of April 1, 2020, our Board consists of the individuals listed below (ages as of April 1, 2020).

Name	Age
Vincent M. Amabile, Jr.	42
Joseph L. Fernandez	58
Stephen J. Moore	55

The present principal occupation or employment and five-year employment history of each of our directors is set forth below:

Vincent M. Amabile, Jr. Mr. Amabile assumed the office of president upon consummation of the Merger and is our principal executive officer. Mr. Amabile was appointed president of G.research during August 2019 and prior thereto he was employed as an institutional trader at G.research since 2003 and has been registered as a general securities principal of G.research since 2006.  Prior to joining G.research, Mr. Amabile worked on the trading desk of Merrill Lynch, Pierce, Fenner & Smith Incorporated from June 2000 and December 2002. Mr. Amabile has served as a director of City College Fund, a non-profit fundraising organization established to benefit students and scholars at the City University of New York, since 2010.  Mr. Amabile earned his B.S. from Fairfield University in 2000.

The Board believes that Mr. Amabile’s qualifications to serve on the Board include his two decades career as a trader and his long tenure with G.research, including his service as a general securities principal since 2006, which Board believes will give him unique insight into the brokerage operations of the Company after the Merger.

Joseph L. Fernandez. Mr. Fernandez assumed the office of executive vice president–finance upon consummation of the Merger and is our principal financial officer.  He has served as the financial operations principal and controller of G.research since June 2019.  From September 2018 to May 2019, Mr. Fernandez was employed as a registered representative of Templum Markets LLC. Prior to that time, he was an independent consultant. From July 2014 to September 2016, Mr. Fernandez served as a managing director of finance for BNY Capital Markets, LLC.  Earlier in his career commencing in 2007, Mr. Fernandez was employed at various brokerage houses, including Morgan Stanley, after concluding his ten year tenure beginning in 1997 with ICAP plc as a controller for the firm’s various broker-dealers and Latin America operations.  Mr. Fernandez earned his BBA from Pace University in 1986.

Index
The Board believes that Mr. Fernandez’s qualifications to serve on the Board include his over thirty year career in the brokerage industry, including his service as a senior financial and accounting executive, most recently financial operations principal and controller of G.research, which the Board believes will bring deep understanding of the financial and accounting affairs of the Company.

Stephen J. Moore.  Mr. Moore has served as vice president of finance at LICT Corporation, a publicly traded telecommunications and multimedia company, since April 2014.  Prior thereto, Mr. Moore served as controller for North America for Poyry Management Consulting (USA) Inc., a private international consulting and engineering firm, from January 2008 until October 2013 and he was previously employed as controller for Dorian Drake International Inc., a private export management company, from June 1997 to December 2007.  Mr. Moore earned his MBA from Long Island University in 2000.

The Board believes that Mr. Moore’s qualifications to serve on the Board include his over three decade career as an accounting and financial officer of public and private enterprises, which Board believes will bring independent accounting and financial expertise to the financial reporting and accounting matters of the Company.

The Board has considered the status of Stephen J. Moore under the independence criteria contained in Nasdaq Stock Market Listing Rule 5605(a)(2). The Board considered Mr. Moore’s lack of economic dependence on the Company and other personal attributes that need to be possessed by independent-minded directors. Based on the independence criteria and these considerations, the Board concluded Mr. Moore is independent without a material relationship with us which would impair his ability to act as an independent director.

Corporate Governance

Code of Conduct

Our Board has adopted a corporate code of conduct that is applicable to our directors, officers and employees with additional requirements for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and will post a copy of which is available on our corporate website at https://morgangroupholdingco.com. Any shareholder may also obtain a copy of the code of conduct upon request. Shareholders may address a written request for a printed copy of the code of conduct to our secretary at our principal executive offices following the Merger, Morgan Group Holding Co., One Corporate Center, 401 Theodore Fremd Avenue, Rye, NY 10580. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Conduct by posting such information on our website.

Committees of Our Board

We presently do not have any committee of our Board. Currently, our full Board serves as the audit committee and approves, when applicable, the appointment of auditors and the inclusion of financial statements in our periodic reports.

Legal Proceedings

None of directors and executive officers has been involved in legal proceedings that would be material to an evaluation of our management.

Index
ITEM 11:	EXECUTIVE COMPENSATION

The following table sets forth information about compensation for our principal executive officer and our principal financial officer (collectively, the “named executive officers”). Vincent M. Amabile, Jr. was employed by G.research during 2018 and 2019.  Joseph L. Fernandez was employed by G.research during 2019. The compensation table reflects compensation received connection with such employment.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
		($)	($)	($)	($)
Vincent M. Amabile, Jr. Principal Executive Officer	2018	165,000	—	22,445(1)	187,445
	2019	168,750		47,254	216,004

Joseph L. Fernandez Principal Financial Officer (2)	2018	—	—	—	—
	2019	105,000	—	—	105,000

(1) Represents a share of brokerage commissions earned by G.research.

(2) Mr. Fernandez joined G.research as an officer on June 1, 2019.

Narrative Disclosure to Summary Compensation Table

The Board of Morgan Group reviewed and approved the compensation paid to Mr. Amabile.  The compensation reflects Mr. Amabile’s contributions to the Company and is reviewed no less than annually by the Company’s Board.

Index
ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information with respect to the anticipated beneficial ownership of our Common Stock by:

•	each stockholder who beneficially owns more than 5% of our Common Stock;

•	each executive officer;

•	each director; and

•	all of our executive officers and directors as a group.

We have based the percentage of class amounts set forth below on each indicated person’s beneficial ownership of our Common Stock on 60,009,055 shares outstanding on December 31, 2019.

	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Name of Beneficial Owner
5% or More Stockholders
Mario J. Gabelli (1)	52,385,844	87.3%

Directors and Executive Officers
Vincent M. Amabile, Jr.	5,000,000	8.35%
Joseph L. Fernandez	—	—
Stephen J. Moore	—	—
All Directors and Executive Officers as a Group (3 persons)	5,000,000	8.35%

(1)
ACG indirectly owns 50,000,000 shares of our Common Stock, representing approximately 83.3% of the outstanding shares of our Common Stock. Mario J. Gabelli controls 95.17% of the voting power over ACG and through this controlling interest power over ACG may be deemed to beneficially own shares of our Common Stock owned by ACG. Mr. Gabelli, directly and indirectly through a partnership of which he serves as general partner, beneficially owns 650,550 shares of our Common Stock, representing approximately 1.1% of the outstanding shares. Mr. Gabelli also beneficially owns 1,735,294 shares of our Common Stock, representing approximately 2.9% of the outstanding shares, held indirectly through LICT Corporation for which Mr. Gabelli currently serves as chief executive officer and owns approximately 39.2% of its outstanding common stock.

Index
ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2019, Mario J. Gabelli and his affiliates beneficially own approximately 87.5% of our Common Stock.

G.research has provided research and brokerage services to affiliates of GAMCO in the ordinary course of business for standard compensatory fees and commission.  G.research earned $4.9 million and $3.8 million, or approximately 76% and 62%, of its commission revenue for the years ended December 31, 2019 and 2018, respectively, from transactions executed on behalf of clients advised by affiliates of GAMCO Investors, Inc. G.research earned $1.5 million and $2.0 million of research service fees for the years ended December 31, 2019 and 2018, respectively, pursuant to research services agreements with affiliates of GAMCO. The research services agreements were terminated effective as of January 1, 2020. G.research also earned $730,000 and $16,000 in  sales manager fees for the years ended December 31, 2019 and 2018, respectively.

Pursuant to certain transitional administrative and management services agreement, dated as of November 30, 2015, by and between GAMCO and AC, GAMCO provides AC with the specified services which are in turn directly or indirectly provided to the Company pursuant to expense sharing agreements with GAMCO, ACG and a subsidiary of ACG as discussed below. The principal services GAMCO provides to us are:

•	accounting, financial reporting and consolidation services;

•	treasury services, including, without limitation, insurance and risk management services and administration of benefits;

•	recordkeeping and reporting services;

•	human resources, including but not limited to the sourcing of permanent and temporary employees as needed, recordkeeping, performance reviews and terminations;

•	legal and compliance advice;

•	technical/technology consulting; and

•	operations and general administrative assistance, including office space, office equipment and furniture, payroll, procurement, and administrative personnel.

G.research has entered the following expense sharing agreements pursuant to which it has received and will receive services directly or indirectly from GAMCO, ACG or GCIA.

•
Amended and Restated Expense Sharing Agreement, dated as of November 23, 2016, between G.research, LLC and GAMCO Investors, Inc. Pursuant this agreement, GAMCO provides the services of shared employees, the cost and expense of which are determined pursuant to an allocation schedule that is periodically reviewed. G.research reimbursed GAMCO for $3.8 million and $5.2 million of associated costs and expenses for the years ended December 31, 2019 and 2018, respectively.

•
Amended and Restated Expense Sharing Agreement, dated as of November 23, 2016, between G.research, LLC and Gabelli & Company Investment Advisers, Inc. Pursuant this agreement, GCIA provides payroll services and the services of shared employees, the cost and expense of which are determined pursuant to an allocation schedule that is periodically reviewed. G.research reimbursed GAMCO for 273,000 and $399,000 of associated costs and expenses for the years ended December 31, 2019 and 2018, respectively.

•
Expense Sharing Agreement, dated as of November 23, 2016, between G.research, LLC and Associated Capital Group, Inc. Pursuant this agreement, ACG provides G.research with shared office space, general administrative assistance, information technology support and health insurance coverage, the cost and expense of which are determined pursuant to an allocation schedule that is periodically reviewed. G.research reimbursed GAMCO for 6.3 million and $6.9 million of associated costs and expenses for the years ended December 31, 2019 and 2018, respectively.

G.research has licensed on a non-exclusive and royalty free basis, the Private Market Value with a Catalyst™ service mark owned by GAMCO, for use in connection with the marketing of G.research’s services. The license agreement is terminable by GAMCO on 30 days prior written notice.

As required by ACG’s Code of Ethics, ACG staff members are required to maintain their brokerage accounts at G.research unless they receive permission to maintain an outside account. G.research offers all of these staff members the opportunity to engage in brokerage transactions at negotiated rates.  Accordingly, many of ACG’s staff members, including the executive officers or entities controlled by them, have brokerage accounts at G.research and have engaged in securities transactions through it at discounted rates.

Our directors, Mr. Amabile and Mr. Fernandez are, respectively, President and Executive Vice President, Financial Operations of G.research, our wholly-owned subsidiary.  Mr. Moore, our director, has served as vice president of finance at LICT Corporation, a publicly traded telecommunications and multimedia company under common control with the Company, since April 2014.

Index
ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

a.
The aggregate fees by Daszkal Bolton LLP for professional services rendered for the audit of the Company’s financial statements for 2018 and 2019, were $16,000 and $14,400, respectively. For 2018 and 2019, Daszkal Bolton LLP billed the Company an aggregate of $4,000 and $4,500, respectively, per quarter, for the reviews of the financial statements included in its quarterly Form 10-Q. During 2019, Daszkal Bolton LLP reviewed the financial statements included in three quarterly Form 10-Q filings.

b.	Audit-Related Fees: No audit-related fees were billed by Daszkal Bolton LLP for 2018 and 2019.

c.	Tax Fees: No tax fees were billed by Daszkal Bolton LLP for 2018 and 2019.

d.	All Other Fees: No other fees were billed by Daszkal Bolton LLP for 2018 and 2019 for services other than as set forth above.

Audit Fees

a.	The aggregate fees by Deloitte for professional services rendered for the audit of the Company’s 2018 and 2019 financial statements was $225,000.

b.	Audit-Related Fees: No audit-related fees were billed by Deloitte for 2019.

c.	Tax Fees: No tax fees were billed by Deloitte for 2019.

d.	All Other Fees: No other fees were billed by Deloitte for 2019 for services other than as set forth above.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this Report:

(1) Consolidated Financial Statements and Independent Registered Public Accounting Firm’s Reports included herein:

See Index on page 23.

(2) Financial Statement Schedules

Financial statement schedules are omitted as not required or not applicable or because the information is included in the Financial Statements or notes thereto.

(3) List of Exhibits:

The agreements included or incorporated by reference as exhibits to this Annual Report on Form 10-K contain representations and warranties by each of the parties to the applicable agreement. These representations and warranties were made solely for the benefit of the other parties to the applicable agreement and (i) were not intended to be treated as categorical statements of fact, but rather as a way of allocating the risk to one of the parties if those statements prove to be inaccurate; (ii) may have been qualified in such agreement by disclosures that were made to the other party in connection with the negotiation of the applicable agreement; (iii) may apply contract standards of “materiality” that are different from “materiality” under the applicable securities laws; and (iv) were made only as of the date of the applicable agreement or such other date or dates as may be specified in the agreement.

Index
The Company acknowledges that, notwithstanding the inclusion of the foregoing cautionary statements, it is responsible for considering whether additional specific disclosures of material information regarding material contractual provisions are required to make the statements in this report not misleading.

Exhibit Number	Description of Exhibit

3.1
Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on February 26, 2019).

3.2
Bylaws of the Company. (Incorporated by reference to Exhibit 3.2 to the Company’s Form 10-K for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission on February 26, 2019).

10.1
Agreement and Plan of Merger, dated as of October 31, 2019, by and among Morgan Group Holding Co., G.R. acquisition, LLC, G.research, LLC, Institutional Services Holdings, LLC and Associated Capital Group, Inc. (Incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Morgan Group Holding Co. filed with the Securities and Exchange Commission on November 6, 2019).

10.2
Securities Purchase Agreement, dated as of October 31, 2019, by and among Morgan Group Holding Co. and the investors signatory thereto (Incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Morgan Group Holding Co. filed with the Securities and Exchange Commission on November 6, 2019).

10.3
Amended and Restated Expense Sharing Agreement, dated as of November 23, 2016, between G.research, LLC and GAMCO Investors, Inc. (Incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Morgan Group Holding Co. filed with the Securities and Exchange Commission on November 6, 2019).

10.4
Amended and Restated Expense Sharing Agreement, dated as of November 23, 2016, between G.research, LLC and Gabelli & Company Investment Advisers, Inc. (Incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Morgan Group Holding Co. filed with the Securities and Exchange Commission on November 6, 2019).

10.5
Expense Sharing Agreement, dated as of November 23, 2016, between G.research, LLC and Associated Capital Group, Inc. (Incorporated by reference to Exhibit 10.4 to the Current Report on Form 8-K of Morgan Group Holding Co. filed with the Securities and Exchange Commission on November 6, 2019).

10.6
License Agreement, dated as of October 31, 2019, between G.research, LLC and GAMCO Investors, Inc. (Incorporated by reference to Exhibit 10.5 to the Current Report on Form 8-K of Morgan Group Holding Co. filed with the Securities and Exchange Commission on November 6, 2019).

21.1	Subsidiary of the Company.
24.1	Powers of Attorney (included on page 36 of this Report).
31.1	Certification of CEO pursuant to Rule 13a-14(a).
31.2	Certification of CFO pursuant to Rule 13a-14(a).
32.1	Certification of CEO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
100.INS	XBRL Instance Document
100.SCH	XBRL Taxonomy Extension Schema Document
100.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
100.DEF	XBRL Taxonomy Extension Definition Linkbase Document
100.LAB	XBRL Taxonomy Extension Label Linkbase Document
100.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

ITEM 16:	FORM 10-K SUMMARY

None.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on April 1, 2020.

MORGAN GROUP HOLDING CO.

By: /s/ Joseph L Fernandez
Name: Joseph L Fernandez
Title: Executive Vice President-Finance

Date: April 1, 2020

Index
POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Kevin Handwerker and Joseph L Fernandez and each of them, their true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for them in their name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Vincent Amabile, Jr.	President and	April 1, 2020
Vincent Amabile, Jr.	Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph L Fernandez	Executive Vice President-Finance	April 1, 2020
Joseph L Fernandez	(Principal Financial Officer)

/s/ Stephen Moore	Director	April 1, 2020
Stephen Moore