Form 10-Q
period 2020-03-31
MORGAN GROUP HOLDING CO
filed 2020-05-15
CIK 1162283

UNITED STATES
SECURITIES & EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___

Commission File No. 333-73996

Morgan Group Holding Co.
(Exact name of Registrant as specified in its charter)

Delaware	13-4196940
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Theodore Fremd Avenue, Rye, NY	10580
(Address of principle executive offices)	(Zip Code)

(914) 921-5216
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	MGHL	OTC Pink®

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒   No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files) Yes  ☒  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No   ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at April 30, 2020
Common Stock, $0.01 par value	60,009,005

MORGAN GROUP HOLDING CO. AND SUBSIDIARY

* Items other than those listed above have been omitted because they are not applicable.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED

	March 31, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$5,668,869	$6,587,097
Receivables from brokers and clearing organizations	299,210	808,686
Receivables from affiliates	171,981	30,625
Deposits with clearing organizations	200,000	200,000
Income taxes receivable (including deferred tax asset of $11,498 and $2,930, respectively)	306,632	184,396
Fixed assets, net of accumulated depreciation of $31,472 and $28,435, respectively	41,418	44,456
Other assets	237,800	281,896
Total assets	$6,925,910	$8,137,156

LIABILITIES AND EQUITY
Compensation payable	$342,220	$709,663
Payable to affiliates	220,588	985,632
Income tax payable	57,245	53,572
Accrued expenses and other liabilities	550,970	350,948
Total liabilities	1,171,023	2,099,815

Commitments and contingencies (Note 9)

Equity
Common stock, $0.01 par value; 100,000,000 shares authorized and 60,009,005 shares issued and outstanding	600,091	600,091
Additional paid-in capital	53,292,090	53,292,090
Accumulated deficit	(48,137,294)	(47,854,840)
Total equity	5,754,887	6,037,341
Total liabilities and equity	$6,925,910	$8,137,156

See accompanying notes.

Index
MORGAN GROUP HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
	2020	2019
Revenues
Commissions	$1,038,943	$1,535,245
Fees earned from affiliated entities pursuant to research services agreements	-	377,500
Principal transactions	(903)	(80)
Dividends and interest	36,256	63,693
Underwriting fees	30,488	-
Sales manager fees	334,825	-
Other revenues	3,107	5,909
Total revenues	1,442,716	1,982,267
Expenses
Compensation and related costs	1,143,433	2,478,892
Clearing charges	302,838	290,381
General and administrative	311,109	324,842
Occupancy and equipment	104,441	195,842
Total expenses	1,861,821	3,289,957
Loss before income tax benefit	(419,105)	(1,307,690)
Income tax benefit	(136,651)	(267,048)
Net loss	$(282,454)	$(1,040,642)

Net loss per share
Basic and diluted	$(0.00)	$(0.02)

Weighted average shares outstanding:
Basic and diluted	60,009,005	54,859,055

See accompanying notes.

Index
MORGAN GROUP HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2019	60,009,055	$600,091	$53,292,090	$(47,854,840)	$6,037,341
Net loss	-	-	-	(282,454)	(282,454)
Balance at March 31, 2020	60,009,055	600,091	53,292,090	(48,137,294)	5,754,887

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2018	54,859,055	$548,591	$55,717,701	$(45,948,248)	$10,318,044
Net loss	-	-	-	(1,040,642)	(1,040,642)
Balance at March 31, 2019	54,859,055	548,591	55,717,701	(46,988,890)	9,277,402

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three months ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(282,454)	$(1,040,642)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	3,038	3,217
Deferred income tax, net	(8,568)	280,931
(Increase)/decrease in assets:
Receivables from brokers and clearing organizations	509,476	(228,589)
Receivables from affiliates	(141,356)	(57,643)
Income taxes receivable	(113,668)	500
Other assets	44,096	40,484
Increase/(decrease) in liabilities:
Payable to affiliates	(765,044)	33,570
Income taxes payable	3,673	-
Compensation payable	(367,443)	(891,546)
Accrued expenses and other liabilities	200,022	35,600
Total adjustments	(635,774)	(783,476)
Net cash used in operating activities	(918,228)	(1,824,118)
Net decrease in cash and cash equivalents and restricted cash	(918,228)	(1,824,118)
Cash, cash equivalents, and restricted cash at beginning of period	6,787,097	11,530,705
Cash, cash equivalents, and restricted cash at end of period	$5,868,869	$9,706,587

Supplemental disclosures of cash flow information:
Cash received from Associated Capital Group, Inc. for income taxes	$18,087	$543,153

Reconciliation to cash, cash equivalents, and restricted cash
Cash and cash equivalents	$5,668,869	$9,506,587
Restricted cash: deposits from clearing organizations	200,000	200,000
Cash, cash equivalents, and restricted cash	$5,868,869	$9,706,587

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2020
(Unaudited)

Organization and Business Description

Morgan Group Holding Co. (the “Company,” “Morgan Group,” or “Morgan”) was incorporated in November 2001 as a Delaware corporation to serve as a holding company which seeks acquisitions as part of its strategic alternatives. Prior to the October 31, 2019 merger with G.research, LLC (“G.research”), discussed below, Morgan Group had no operating companies.

The Company acquired G.research from Associated Capital Group, Inc. (“AC”), an affiliate of the Company, on October 31, 2019, in exchange for issuing 50,000,000 shares of the Company’s common stock to AC (the “Merger”). Accordingly, G.research became a wholly owned subsidiary of the Company. Prior to the transaction, G.research was a wholly-owned subsidiary of Institutional Services holdings, LLC, which, in turn, is a wholly-owned subsidiary of AC. After the transaction, AC has an 83.3% ownership interest in the Company. As a result of this common ownership, the transaction was treated as a combination between entities under common control that led to a change in the reporting entity. The recognized assets and liabilities were transferred at their carrying amounts at the date of the transaction. Further, the companies were also combined retrospectively for prior year comparative information in the financial statements of the Company issued after the Merger, including for the three months ended March 31, 2019 in these condensed consolidated financial statements. Consistent with our financial statements as of December 31, 2019 in our Form 10K, the common stock, additional paid in capital, and accumulated deficit amounts in these condensed consolidated financial statements have been restated as of December 31, 2018 to reflect the recapitalization in accordance with the shares issued as a result of the Merger.

On March 16, 2020, AC’s Board of Directors approved the spin-off of the Company to AC’s shareholders. Upon execution of the spin-off, AC will distribute to its shareholders on a pro rata basis the 50,000,000 shares of Morgan that AC owns.

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

The Company generates brokerage commission revenues from securities transactions executed on an agency basis on behalf of institutional clients and mutual funds, private wealth management clients, and retail customers of affiliated companies. The Company generates revenue from syndicated underwriting activities. It primarily participates in the offerings of certain closed-end funds advised by Gabelli Funds, LLC, a wholly-owned subsidiary of GAMCO Investors, Inc. (“GBL”), an affiliate. The Company also earns investment income generated from its proprietary trading activities.

The Company acts as an introducing broker, and all securities transactions for the Company and its customers are cleared through and carried by three New York Stock Exchange (“NYSE”) member firms on a fully disclosed basis. The Company has Proprietary Accounts of Introducing Brokers (“PAIB”) agreements with these firms. Accordingly, open customer transactions are not reflected in the accompanying Condensed Consolidated Statement of Financial Condition. The Company is exposed to credit losses on these open transactions in the event of nonperformance by its customers, pursuant to conditions of its clearing agreements with its clearing brokers. This exposure is mitigated by the clearing brokers’ policy of monitoring the collateral and credit of the counterparties until the transaction is completed.

Index
The Company’s principal market is in the United States (“U.S”).

1. Significant Accounting Policies

Basis of Presentation

The unaudited interim condensed consolidated financial statements have been prepared in conformity with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, the unaudited interim condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary for the fair presentation of financial position, results of operations, and cash flows of Morgan for the interim periods presented and are not necessarily indicative of a full year’s results.

The interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, G.research, from the date of the Merger with retrospective application. Intercompany accounts and transactions have been eliminated.

These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

The Company’s financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during that reporting period. Actual results could differ from those estimates.

Recent Accounting Developments

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842) (“ASU 2016-02”), which amends the guidance in U.S. GAAP for the accounting for leases. ASU 2016-02 requires a lessee to recognize assets and liabilities arising from most operating leases in the consolidated statements of financial condition. The Company adopted this ASU effective January 1, 2019 with no material impact on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Accounting for Financial Instruments - Credit Losses (Topic 326) (“ASU 2016-13”), which requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Currently, U.S. GAAP requires an “incurred loss” methodology that delays recognition until it is probable a loss has been incurred. Under ASU 2016-13, the allowance for credit losses must be deducted from the amortized cost of the financial asset to present the net amount expected to be collected. The consolidated statements of operations will reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period. In November 2019, the FASB issued ASU 2019-10, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), Leases (Topic 842): Effective Dates (ASU 2019-10), which deferred the effective date of this guidance for smaller reporting companies for three years. This guidance is effective for the Company on January 1, 2023 and requires a modified retrospective transition method, which will result in a cumulative-effect adjustment in retained earnings upon adoption. Early adoption is permitted. The Company is currently assessing the potential impact of this new guidance on the Company’s consolidated financial statements.

Index
2. Revenue from Contracts with Customers

The Company records revenue from contracts with customers in accordance with Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“Topic 606”). Under Topic 606, the Company must identify the contract with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract, and recognize revenue when the Company satisfies a performance obligation.

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

The Company’s assessment of the recognition of these revenues is as follows:

Revenue from contracts with customers includes commissions, fees earned from affiliated entities pursuant to research services agreements, underwriting fees, and sales manager fees.

Commissions

Brokerage commissions. Acting as agent, the Company buys and sells securities on behalf of its customers. Commissions are charged on the execution of these securities transactions made on behalf of client accounts and are negotiated. The Company recognizes commission revenue when the related securities transactions are executed on the trade date. The Company believes that the performance obligation is satisfied on the trade date because that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon, and the risks and rewards of ownership have been transferred to/from the customer. Commissions earned are typically collected from the clearing brokers utilized by the Company on a daily or weekly basis.

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

Commission revenues are impacted by the perceived value of the research product provided to clients, the volume of securities transactions, and the acquisition or loss of new client relationships.

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

Index
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

Revenue Disaggregated

Total revenues from contracts with customers by type were as follows for the three months ended March 31, 2020 and 2019:

	Three months ended March 31,
	2020	2019
Commissions	$936,784	$1,426,235
Hard dollar payments	102,159	109,010
	1,038,943	1,535,245
Research services	-	377,500
Underwriting fees	30,488	-
Sales manager fees	334,825	-
	$1,404,256	$1,912,745

3. Related Party Transactions

At March 31, 2020 and December 31, 2019, the Company had an investment of $5,661,750 and $6,579,577, respectively, in The Gabelli U.S. Treasury Money Market Fund advised by Gabelli Funds, LLC, which is an affiliate of the Company. The amount is recorded in cash and cash equivalents in the Condensed Consolidated Statements of Financial Condition. Income earned from this investment totaled $29,550 and $59,035 for the three months ended March 31, 2020 and 2019, respectively, and is included in dividends and interest revenues in the Condensed Consolidated Statements of Operations.

Index
For the three months ended March 31, 2020 and 2019, the Company earned $691,784 and $1,132,845, or approximately 67% and 74%, respectively, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC. (“Gabelli Funds”) and private wealth management clients advised by GAMCO Asset Management Inc., (“GAMCO Asset”), each affiliates of the Company. GAMCO Asset and Gabelli Funds paid a total of $377,500 to the Company pursuant to research services agreements (see Note 2) for the three months ended March 31, 2019. No amounts for such services were paid during the three months ended March 31, 2020. These agreements were terminated effective January 1, 2020.

The Company participated as agent in the secondary offerings of the GAMCO Global Gold, Natural Resources & Income Trust (“GGN”). Pursuant to sales agreements between the parties, the Company earned sales manager fees related to this offering of $334,825 and $0 during the three months ended March 31, 2020 and 2019, respectively. Sales manager fees are separately disclosed in the Condensed Consolidated Statements of Operations.

The Company participated in the secondary offerings of the preferred stock of affiliated closed end funds in December 2019. The final settlements were received during March 2020 resulting in additional underwriting profit of $30,488.

The Company pays AC a management fee equal to 20% of the Company’s year-to-date pretax profits before consideration of this fee. In the three months ended March 31, 2020 and 2019, the Company did not pay a management fee to AC as there were no pretax profits.

AC has a sublease agreement with GBL that expired on April 1, 2020 and continues on a month to month basis. AC allocates this expense to the Company based on the percentage of square footage occupied by the Company’s employees (including pro rata allocation of common space).  For the three months ended March 31, 2020 and 2019, the Company paid $27,113 and $82,913, respectively, to AC. These amounts are included within occupancy and equipment expenses on the Condensed Consolidated Statements of Operations.

4. Fair Value

The carrying amounts of all financial instruments in the Condensed Consolidated Statements of Financial Condition approximate their fair values.

The Company’s financial instruments have been categorized based upon a fair value hierarchy:

-	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 1 assets include cash equivalents.
-
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

-
Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These assets include infrequently traded common stocks.

Index

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of  March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets Measured at Fair Value on a Recurring Basis as of March 31, 2020:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$5,661,750	$-	$-	$5,661,750
Total assets at fair value	$5,661,750	$-	$-	$5,661,750
There were no transfers between any Levels during the three months ended March 31, 2020.

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2019:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$6,579,577	$-	$-	$6,579,577
Total assets at fair value	$6,579,577	$-	$-	$6,579,577
There were no transfers between any Levels during the year ended December 31, 2019.

Cash equivalents primarily consist of an affiliated money market mutual fund which is invested solely in U.S. Treasuries and valued based on the net asset value of the fund.

Financial assets disclosed but not carried at fair value

The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.

5. Retirement Plan

The Company participates in Associated Capital’s incentive savings plan (the “Plan”), covering substantially all employees. Company contributions to the Plan are determined annually by management of the Company and AC’s Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. Amounts expensed for allocated contributions to this Plan amounted to approximately $4,436 and $4,436 for the three months ended March 31, 2020 and 2019, respectively, and were recorded as compensation and related costs in the Condensed Consolidated Statements of Operations.

6. Income Taxes

The effective tax rate for the three months ended March 31, 2020 and 2019 was 32.6% and 20.4%, respectively. For the three months ended March 31, 2020 the rate impact was related to a net operating loss carryback at higher federal rates.

7. Earnings per Share

Basic earnings per share is computed by dividing net income / (loss) attributable to shareholders by the weighted average number of shares outstanding during the period. There were no dilutive shares outstanding during the periods.

Index
The computations of basic and diluted net loss per share are as follows:

	Three Months Ended March 31,
	2020	2019
Basic and diluted:
Net loss attributable to shareholders	$(282,454)	$(1,040,642)
Weighted average shares outstanding	60,009,005	54,859,055
Basic and diluted net loss per share	$(0.00)	$(0.02)

8. Equity

In conjunction with the Merger on October 31, 2019, the Company issued 50,000,000 shares of common stock to AC. The common stock, additional paid in capital, earnings per share, and accumulated deficit amounts in these consolidated financial statements for the period prior to the Merger have been restated to reflect the recapitalization in accordance with the shares issued as a result of the Merger.

See the Organization and Business Description Note above for detail.

9. Guarantees, Contingencies, and Commitments

The Company has agreed to indemnify its clearing brokers for losses they may sustain from the customer accounts that trade on margin introduced by the Company. At March 31, 2020 and December 31, 2019, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial. The Company also has entered into arrangements with various other third parties, many of which provide for indemnification of the third parties against losses, costs, claims, and liabilities arising from the performance of the Company’s obligations under the agreements. The Company has had no claims or payments pursuant to these or prior agreements, and management believes the likelihood of a claim being made is remote, and therefore, an accrual has not been made in the consolidated financial statements.

From time to time, the Company is named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions, or other relief. The Company cannot predict the ultimate outcome of such matters. The consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable, if any. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and, if material, makes the necessary disclosures. Such amounts, both those that are probable and those that are reasonably possible, are not considered material to the Company’s financial condition, operations, or cash flows.

10. Net Capital Requirements

As a registered broker-dealer, G.research is subject to the SEC Uniform Net Capital Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. G.research computes its net capital under the alternative method as permitted by the Rule, which requires that minimum net capital be the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3. G.research is exempt from Rule 15c3-3 pursuant to paragraph (k)(2)(ii) of that rule which exempts all customer transactions cleared through another broker-dealer on a fully disclosed basis. In addition, our assets at the clearing broker-dealer are treated as allowable assets for net capital purposes as we have in place PAIB agreements pursuant to Rule 15c3-3. These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made, or cash dividends paid if certain minimum net capital requirements are not met. G.research had net capital, as defined, of $4,347,017 and $4,618,033, exceeding the required amount of $250,000 by $4,097,017 and $4,368,033 at March 31, 2020 and December 31, 2019, respectively.

Index
11. Subsequent Events

On May 4, 2020, the Company’s Board of Directors approved a 1-for-100 reverse split of the authorized, issued, and outstanding shares of common stock, par value $0.01, subject to shareholder approval.

Index
ITEM 2:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless indicated otherwise, or the context otherwise requires, references in this report to the “Company,” “Morgan Group,” “Morgan,” “we,” “us,” and “our” or similar terms are to Morgan Group Holding Co. and its subsidiary.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Form 10-Q contains some forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements because they do not relate strictly to historical or current facts. They use words such as “anticipate,” “estimate,” “expect,” “project,” “intend,” “plan,” “believe,” “will,” “should,” “may,” and other words and terms of similar meaning. They also appear in any discussion of future operating or financial performance. In particular, these include statements relating to future actions, future performance of our products, expenses, the outcome of any legal proceedings, and financial results. Although we believe that we are basing our expectations and beliefs on reasonable assumptions within the bounds of what we currently know about our business and operations, there can be no assurance that our actual results will not differ materially from what we expect or believe. We are providing these statements as permitted by the Private Litigation Reform Act of 1995. We do not undertake to update publicly any forward-looking statements if we subsequently learn that we are unlikely to achieve our expectations or if we receive any additional information relating to the subject matters of our forward-looking statements.

OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1 of this Form 10-Q. This discussion contains forward-looking statements and involves numerous risks and uncertainties. Our actual results could differ materially from those anticipated by such forward-looking statements as discussed under “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Form 10-Q.

Morgan Group (OTC Pink®: MGHL), through G.research, acts as an underwriter and provides institutional research services. Institutional research services revenues consist of brokerage commissions derived from securities transactions executed on an agency basis or direct payments from institutional clients as well as underwriting profits, selling concessions and management fees associated with underwriting activities. Commission revenues vary directly with the perceived value of the research provided, as well as account activity and new account generation.

In light of the dynamics created by COVID-19, its impact on the global supply chain and economy, including government imposed restrictions on travel and the temporary closure of businesses deemed non-essential across the United States, we anticipate lower transaction volumes from our institutional clients. As a result of this pandemic, the majority of our employees are working remotely, including our order execution services. However, there has been no material impact of remote work arrangements on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures, and there has been no material challenge in implementing our business continuity plan. The sponsored conferences are taking place as planned using virtual service providers. While at the present time, the Company is unable to estimate the potential impact of COVID-19 on its financial condition, a significant prolonged disruption in the financial markets leading to materially lower trading activity of the Company’s clients would have a material adverse effect on the Company’s revenue, operating results and financial position. Any potential impact to our results of operations and financial condition will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. We will continue to monitor the virus’ impact on our customers, clients, and financial results.

Index
RESULTS OF OPERATIONS

The following table (in thousands, except per share data) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Income contained in our condensed consolidated financial statements and should be read in conjunction with those statements included in Part I, Item 1 of this Form 10-Q:

	Three Months Ended March 31,
	2020	2019
Revenues
Commissions	$1,039	$1,535
Fees earned from affiliated entities pursuant to research services agreements	-	378
Principal transactions	(1)	(0)
Dividends and interest	36	64
Underwriting fees	30	-
Sales manager fees	335	-
Other revenues	3	6
Total revenues	1,443	1,982
Expenses
Compensation and related costs	1,143	2,479
Clearing charges	303	290
General and administrative	311	325
Occupancy and equipment	104	196
Total expenses	1,862	3,290
Loss before income tax benefit	(419)	(1,308)
Income tax benefit	(137)	(267)
Net loss	$(282)	$(1,041)

Net loss per share
Basic and diluted	$(0.00)	$(0.02)

Three Months Ended March 31, 2020 as Compared to the Three Months Ended March 31, 2019

Revenues

Institutional research service revenues were $1.4 million for three months ended March 31, 2020, $0.5 million, or 26.6%, lower than total revenues of $2.0 million for the three months ended March 31, 2019. Institutional research services revenues by revenue component, excluding principal transactions and dividends and interest, were as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	$	%
Commissions	$937	$1,426	$(489)	-34.3%
Hard dollar payments	102	109	(7)	-6.4%
	1,039	1,535	$(496)	-32.3%
Research services	-	378	(378)	-100.0%
Underwriting fees	30	-	30	n/a
Sales manager fees	335	-	335	n/a
Total	$1,404	$1,913	$(509)	-26.6%

Index
Commissions and hard dollar payments in the 2020 period were $1.0 million, a $0.5 million, or 32.3%, decrease from $1.5 million in the 2019 period. The decrease was primarily due to lower brokerage commissions from fewer securities transactions executed on an agency basis. For the three months ended March 31, 2020 and 2019, respectively, G.research earned $0.7 million and $1.1 million, or approximately 62% and 74%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC (“Gabelli Funds”) and clients advised by GAMCO Asset Management Inc. (“GAMCO Asset”).

The agreements between G.research and Gabelli Funds and GAMCO Asset to provide institutional research services were terminated effective January 1, 2020. Amounts earned for the three months ended March 31, 2019 were $0.4 million.

The Company participated as agent in the secondary offerings of the GAMCO Global Gold, Natural Resources & Income Trust (“GGN”). Pursuant to sales agreements between the parties, the Company earned sales manager fees related to this offering of $0.3 million and $0 for the three months ended March 31, 2020 and 2019, respectively.

Principal Transactions

During the three months ended March 31, 2020 and 2019, net losses from principal transactions were negligible.

Interest and dividend income declined $0.03 million to $0.03 million in 2020 from $0.06 million in 2019 primarily due to lower cash and cash equivalents balances.

Expenses

Total expenses were $1.9 million for the three months ended March 31, 2020, a decrease of $1.4 million, or 43.4%, from $3.3 million in the 2019 period. The decrease results primarily from lower compensation costs and a reduction of expenses across all categories.

Compensation costs, which includes salaries, bonuses, and benefits, were $1.1 million for the three months ended March 31, 2020, a decrease of $1.4 million from $2.5 million for the three months ended March 31, 2019 and was due to headcount reductions.

Income Tax Benefit

We recorded income tax benefits of $0.1 million and $0.3 million for the three months ended March 31, 2020 and 2019, respectively. The ETR was 32.6% and 20.4% for the periods ended March 31, 2020 and 2019, respectively.

Net Loss

Net loss for the three months ended March 31, 2020 was $0.3 million versus $1.0 million for the three months ended March 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, comprised primarily of a 100% U.S. Treasury money market fund, The Gabelli U.S. Treasury Money Market Fund, advised by Gabelli Funds, LLC, which is an affiliate of the Company. Summary cash flow data for the first three months of 2020 and 2019 was as follows (in thousands):

Index
	Three Months Ended March 31,
	2020	2019
Cash flows provided by (used in):
Operating activities	$(918)	$(1,824)
Net decrease in cash and cash equivalents	(918)	(1,824)
Cash and cash equivalents at beginning of period	6,587	11,331
Cash and cash equivalents at end of period	$5,669	$9,507

Net cash used by operating activities was $0.9 million for the three months ended March 31, 2020, resulting from a net loss of $0.3 million and net decrease in operating liabilities of $0.9 million offset by an increase in operating assets of $0.4. Net cash used by operating activities was $1.8 million for the three months ended March 31, 2019, primarily as a result of a net loss of $1.0 million and a decrease in operating liabilities of $0.8 million.

Critical Accounting Policies

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ significantly from those estimates. See Note B in Part II, Item 8, Financial Statements and Supplementary Data, and the Company’s Critical Accounting Policies in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Morgan Group’s 2019 annual report on Form 10-K filed with the SEC on April 2, 2020 for details on Critical Accounting Policies.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Smaller reporting companies are not required to provide the information required by this item.

ITEM 4.	CONTROLS AND PROCEDURES

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

There have been no changes in our internal control over financial reporting, as defined by Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Index
PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures. However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations, or cash flows at March 31, 2020. See also Note 9, Guarantees, Contingencies, and Commitments, to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.

ITEM 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 6.	EXHIBITS

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CAO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CAO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN GROUP HOLDING CO.
(Registrant)

By: /s/ Joseph L. Fernandez
Name: Joseph L. Fernandez
Title:   Executive Vice President - Finance

Date: May 15, 2020