Form 10-Q
period 2020-06-30
MORGAN GROUP HOLDING CO
filed 2020-08-14
CIK 1162283

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at July 31, 2020
Common Stock, $0.01 par value	600,090

MORGAN GROUP HOLDING CO. AND SUBSIDIARY

* Items other than those listed above have been omitted because they are not applicable.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED

	June 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$4,963,036	$6,587,097
Receivables from brokers and clearing organizations	701,272	808,686
Receivables from affiliates	133,633	30,625
Deposits with clearing organizations	200,000	200,000
Income taxes receivable (including deferred tax asset of $7,891 and $2,930, respectively)	358,935	184,396
Fixed assets, net of accumulated depreciation of $34,511 and $28,435, respectively	38,380	44,456
Other assets	183,560	281,896
Total assets	$6,578,816	$8,137,156

LIABILITIES AND EQUITY
Compensation payable	$401,193	$709,663
Payable to affiliates	106,505	985,632
Income tax payable	52,046	53,572
Accrued expenses and other liabilities	574,583	350,948
Total liabilities	1,134,327	2,099,815

Commitments and contingencies (Note 9)	-	-

Equity
Common stock, $0.01 par value; 100,000,000 shares authorized and 600,090 shares issued and outstanding	6,001	6,001
Additional paid-in capital	53,886,180	53,886,180
Accumulated deficit	(48,447,692)	(47,854,840)
Total equity	5,444,489	6,037,341
Total liabilities and equity	$6,578,816	$8,137,156

See notes to condensed consolidated financial statements.

Index
MORGAN GROUP HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Commissions	$1,100,225	$1,504,066	$2,139,168	$3,039,311
Fees earned from affiliated entities pursuant to research services agreements	-	375,000	-	752,500
Principal transactions	(2,060)	(1,190)	(2,963)	(1,270)
Dividends and interest	11,833	58,085	48,089	121,778
Underwriting fees	-	94,177	30,488	94,177
Sales manager fees	-	122,571	334,825	122,571
Other revenues	151	2,103	3,258	8,012
Total revenues	1,110,149	2,154,812	2,552,865	4,137,079
Expenses
Compensation and related costs	836,541	2,483,153	1,979,974	4,962,045
Clearing charges	315,191	313,493	618,029	603,874
General and administrative	346,964	239,988	658,073	564,830
Occupancy and equipment	52,800	196,898	157,241	392,740
Total expenses	1,551,496	3,233,532	3,413,317	6,523,489
Loss before income tax benefit	(441,347)	(1,078,720)	(860,452)	(2,386,410)
Income tax benefit	(130,949)	(245,558)	(267,600)	(512,606)
Net loss	$(310,398)	$(833,162)	$(592,852)	$(1,873,804)

Net loss per share
Basic and diluted	$(0.52)	$(1.52)	$(0.99)	$(3.42)

Weighted average shares outstanding:
Basic and diluted	600,090	548,591	600,090	548,591

See notes to condensed consolidated financial statements.

Index
MORGAN GROUP HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2019	600,090	$6,001	$53,886,180	$(47,854,840)	$6,037,341
Net loss	-	-	-	(282,454)	(282,454)
Balance at March 31, 2020	600,090	6,001	53,886,180	(48,137,294)	5,754,887
Net loss	-	-	-	(310,398)	(310,398)
Balance at June 30, 2020	600,090	6,001	53,886,180	(48,447,692)	5,444,489

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2018	548,590	$5,486	$56,260,806	$(45,948,247)	$10,318,045
Net loss	-	-	-	(1,040,642)	(1,040,642)
Balance at March 31, 2019	548,590	5,486	56,260,806	(46,988,889)	9,277,403
Net loss	-	-	-	(833,162)	(833,162)
Capital distribution	-	-	(3,300,000)	-	(3,300,000)
Balance at June 30, 2019	548,590	5,486	52,960,806	(47,822,051)	5,144,241

See notes to condensed consolidated financial statements.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six months ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(592,852)	$(1,873,804)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,076	6,319
Deferred income tax, net	(4,961)	280,931
(Increase)/decrease in assets:
Receivables from brokers and clearing organizations	107,414	(13,659)
Receivables from affiliates	(103,008)	(42,919)
Income taxes receivable	(169,578)	(20,929)
Other assets	98,336	(8,213)
Increase/(decrease) in liabilities:
Compensation payable	(308,470)	(536,749)
Payable to affiliates	(879,127)	(172,945)
Income taxes payable	(1,526)	-
Accrued expenses and other liabilities	223,635	2,483
Total adjustments	(1,031,209)	(505,681)
Net cash used in operating activities	(1,624,061)	(2,379,485)

Cash flows from financing activities;
Capital distribution	-	(3,300,000)
Cash used in financing activities	-	(3,300,000)

Net decrease in cash, cash equivalents, and restricted cash	(1,624,061)	(5,679,485)
Cash, cash equivalents, and restricted cash at beginning of period	6,787,097	11,530,705
Cash, cash equivalents, and restricted cash at end of period	$5,163,036	$5,851,220

Supplemental disclosures of cash flow information:
Cash received from Associated Capital Group, Inc. for income taxes	$91,536	$781,478

Reconciliation to cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$4,963,036	$5,651,220
Restricted cash: deposits with clearing organizations	200,000	200,000
Cash, cash equivalents, and restricted cash	$5,163,036	$5,851,220

See notes to condensed consolidated financial statements.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2020
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

The Company acquired G.research from Associated Capital Group, Inc. (“AC”), an affiliate of the Company, on October 31, 2019, in exchange for issuing 500,000 shares of the Company’s common stock to AC (the “Merger”). Accordingly, G.research became a wholly owned subsidiary of the Company. Prior to the transaction, G.research was a wholly-owned subsidiary of Institutional Services holdings, LLC, which, in turn, is a wholly-owned subsidiary of AC. After the transaction, AC has an 83.3% ownership interest in the Company. As a result of this common ownership, the transaction was treated as a combination between entities under common control that led to a change in the reporting entity. The recognized assets and liabilities were transferred at their carrying amounts at the date of the transaction. Further, the companies were also combined retrospectively for prior year comparative information in the financial statements of the Company issued after the Merger, including for the three months and six months ended June 30, 2019 in these condensed consolidated financial statements. Consistent with our financial statements as of December 31, 2019 in our Form 10-K, the common stock, additional paid in capital, and accumulated deficit amounts in these condensed consolidated financial statements have been restated as of December 31, 2018 to reflect the recapitalization in accordance with the shares issued as a result of the Merger.

On March 16, 2020, AC’s Board of Directors approved the spin-off of the Company to AC’s shareholders. Upon execution of the spin-off, AC will distribute to its shareholders on a pro rata basis the 500,000 shares of Morgan that AC owns.

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
The Company’s principal market is in the United States (“U.S.”).

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

On June 10, 2020, the Company completed a 1-for-100 reverse stock split of the Company's outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the Company's issued and outstanding common stock decreased from 60,009,005 shares to 600,090. The par value of the common stock was not adjusted as a result of the Reverse Stock Split. Accordingly, unless otherwise noted, all historical share and per share information as well as common stock and additional paid in capital balances contained in the consolidated financial statements and related footnotes have been restated to retroactively show the effect of the Reverse Stock Split.

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

Revenue Disaggregated

Total revenues from contracts with customers by type were as follows for the three months and six months ended June 30, 2020 and 2019:

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Commissions	$999,541	$1,415,928	$1,936,325	$2,842,163
Hard dollar payments	100,684	88,138	202,843	197,148
	1,100,225	1,504,066	2,139,168	3,039,311
Research services	-	375,000	-	752,500
Underwriting fees	-	94,177	30,488	94,177
Sales manager fees	-	122,571	334,825	122,571
	$1,100,225	$2,095,814	$2,504,481	$4,008,559

3. Related Party Transactions

At June 30, 2020 and December 31, 2019, the Company had an investment of $4,938,005 and $6,579,577, respectively, in The Gabelli U.S. Treasury Money Market Fund advised by Gabelli Funds, LLC, which is an affiliate of the Company. The amount is recorded in cash and cash equivalents in the Condensed Consolidated Statements of Financial Condition. Income earned from this investment totaled $5,909 and $53,464 for the three months ended June 30, 2020 and 2019, respectively, and $35,459 and $112,499 for the six months ended June 30, 2020 and 2019, respectively, and is included in dividends and interest in the Condensed Consolidated Statements of Operations.

Index
For the three months ended June 30, 2020 and 2019, the Company earned $789,875 and $1,154,633 or approximately 72% and 77%, respectively, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC. (“Gabelli Funds”) and private wealth management clients advised by GAMCO Asset Management Inc., (“GAMCO Asset”), each affiliates of the Company. For the six months ended June 30, 2020 and 2019, the Company earned $1,481,659 and $2,287,478 or approximately 69% and 75%, respectively, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds and private wealth management clients advised by GAMCO Asset. For the three months and six months ended June 30, 2019, GAMCO Asset and Gabelli Funds paid a total of $375,000 and $752,500, respectively, to the Company pursuant to research services agreements (see Note 2). No amounts for such services were paid during the three months and six months ended June 30, 2020. These agreements were terminated effective January 1, 2020.

The Company participated as agent in the secondary offerings of the GAMCO Global Gold, Natural Resources & Income Trust (“GGN”). Pursuant to sales agreements between the parties, the Company earned sales manager fees related to this offering of $0 and $122,571 during the three months ended June 30, 2020 and 2019, respectively, and $334,825 and $122,571 during the six months ended June 30, 2020 and 2019, respectively. Sales manager fees are separately disclosed in the Condensed Consolidated Statements of Operations.

The Company participated in the secondary offerings of the preferred stock of affiliated closed end funds in December 2019. The final settlements were received during March 2020 resulting in underwriting fees of $0 and $30,488 for the three months and six months ended June 30, 2020, respectively.

The Company pays AC a management fee equal to 20% of the Company’s year-to-date pretax profits before consideration of this fee. In the three months and six months ended June 30, 2020 and 2019, the Company did not pay a management fee to AC as there were no pretax profits.

AC has a sublease agreement with GBL that expired on April 1, 2020 and continues on a month to month basis. AC allocates this expense to the Company based on the percentage of square footage occupied by the Company’s employees (including pro rata allocation of common space). For the three months ended June 30, 2020 and 2019, the Company paid $26,211 and $82,843, respectively, under the sublease agreement. For the six months ended June 30, 2020 and 2019, the Company paid $53,324 and $165,756, respectively, under the sublease agreement. These amounts are included within occupancy and equipment expenses on the Condensed Consolidated Statements of Operations.

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

Index
The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets Measured at Fair Value on a Recurring Basis as of June 30, 2020:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$4,938,005	$-	$-	$4,938,005
Total assets at fair value	$4,938,005	$-	$-	$4,938,005

There were no transfers between any Levels during the three months and six months ended June 30, 2020.

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2019:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$6,579,577	$-	$-	$6,579,577
Total assets at fair value	$6,579,577	$-	$-	$6,579,577

There were no transfers between any Levels during the year ended December 31, 2019.

Cash equivalents primarily consist of an affiliated money market mutual fund, which is invested solely in U.S. Treasuries and valued based on the net asset value of the fund.

Financial assets disclosed but not carried at fair value

The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.

5.	Retirement Plan

The Company participates in AC’s incentive savings plan (the “Plan”), covering substantially all employees. Company contributions to the Plan are determined annually by management of the Company and AC’s Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. Amounts expensed for allocated contributions to this Plan amounted to approximately $4,436 for each of the three months ended March 31, 2020 and 2019 and 8,872 for each of the six months ended June 30, 2020 and 2019 and were recorded as compensation and related costs in the Condensed Consolidated Statements of Operations.

6.	Income Taxes

The effective tax rate (“ETR”) for the three months ended June 30, 2020 and 2019 was 29.7% and 22.8%, respectively, and the ETR for the six months ended June 30, 2020 and 2019 was 31.1% and 21.5%, respectively. For the three months and six months ended June 30, 2020, the ETR increase was primarily related to a net operating loss carryback at higher federal rates.

7.	Earnings per Share

Basic earnings per share is computed by dividing net income / (loss) attributable to shareholders by the weighted average number of shares outstanding during the period. There were no dilutive shares outstanding during the periods.

Index
The computations of basic and diluted net loss per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic and diluted:
Net loss attributable to shareholders	$(310,398)	$(833,162)	$(592,852)	$(1,873,804)
Weighted average shares outstanding	600,090	548,591	600,090	548,591
Basic and diluted net loss per share	$(0.52)	$(1.52)	$(0.99)	$(3.42)

8.	Equity

On June 25, 2019, the Company made a capital distribution of $3.3 million to shareholders.

In conjunction with the Merger on October 31, 2019, the Company issued 500,000 shares of common stock to AC. The common stock, additional paid in capital, earnings per share, and accumulated deficit amounts in these consolidated financial statements for the period prior to the Merger have been restated to reflect the recapitalization in accordance with the shares issued as a result of the Merger.

On June 10, 2020, the Company completed the Reverse Stock Split. As a result of the Reverse Stock Split, the Company's issued and outstanding common stock decreased from 60,009,005 shares to 600,090. The par value of the common stock was not adjusted as a result of the Reverse Stock Split. Accordingly, unless otherwise noted, all historical share and per share information as well as common stock and additional paid in capital balances contained in the consolidated financial statements and related footnotes have been restated to retroactively show the effect of the Reverse Stock Split.

See the Organization and Business Description Note above for detail.

9.	Guarantees, Contingencies, and Commitments

The Company has agreed to indemnify its clearing brokers for losses they may sustain from the customer accounts that trade on margin introduced by the Company. At June 30, 2020 and December 31, 2019, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial. The Company also has entered into arrangements with various other third parties, many of which provide for indemnification of the third parties against losses, costs, claims, and liabilities arising from the performance of the Company’s obligations under the agreements. The Company has had no claims or payments pursuant to these or prior agreements, and management believes the likelihood of a claim being made is remote, and therefore, an accrual has not been made in the consolidated financial statements.

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

Index
10.	Net Capital Requirements

As a registered broker-dealer, G.research is subject to the SEC Uniform Net Capital Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. G.research computes its net capital under the alternative method as permitted by the Rule, which requires that minimum net capital be the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3. G.research is exempt from Rule 15c3-3 pursuant to paragraph (k)(2)(ii) of that rule which exempts all customer transactions cleared through another broker-dealer on a fully disclosed basis. In addition, our assets at the clearing broker-dealer are treated as allowable assets for net capital purposes as we have in place PAIB agreements pursuant to Rule 15c3-3. These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made, or cash dividends paid if certain minimum net capital requirements are not met. G.research had net capital, as defined, of $4,077,689 and $4,618,033, exceeding the required amount of $250,000 by $3,827,689 and $4,368,033 at June 30, 2020 and December 31, 2019, respectively.

11.	Subsequent Events

The spin-off of the shares of Morgan’s common stock held by AC to AC’s shareholders, which was approved by AC’s Board of Directors on March 16, 2020, was made effective on August 5, 2020, at which time AC distributed to its shareholders on a pro rata basis the 500,000 shares of Morgan that AC owned.

In connection with the spin-off, the Company’s management fee agreement with AC was terminated on August 5, 2020 and the Company’s participation in the Plan is expected to be terminated on September 1, 2020.

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

In light of the dynamics created by COVID-19, its impact on the global supply chain and economy, including government imposed restrictions on travel and the temporary closure of businesses deemed non-essential across the United States, we anticipate lower transaction volumes from our institutional clients. As a result of this pandemic, the majority of our employees are working remotely, including some of our order execution services. However, there has been no material adverse impact of remote work arrangements on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures, and there has been no material challenge in implementing our business continuity plan. The sponsored conferences are taking place as planned using virtual service providers. While at the present time, the Company is unable to estimate the potential impact of COVID-19 on its financial condition, a significant prolonged disruption in the financial markets leading to materially lower trading activity of the Company’s clients would have a material adverse effect on the Company’s revenue, operating results, and financial position. Any potential impact to our results of operations and financial condition will depend, to a large extent, on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. We will continue to monitor the virus’ impact on our customers, clients, and financial results.

Index
RESULTS OF OPERATIONS

The following table (in thousands, except per share data) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Income contained in our condensed consolidated financial statements and should be read in conjunction with those statements included in Part I, Item 1 of this Form 10-Q:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues
Commissions	$1,100	$1,504	$2,139	$3,039
Fees earned from affiliated entities pursuant to research services agreements	-	375	-	753
Principal transactions	(2)	(1)	(3)	(1)
Dividends and interest	12	58	48	122
Underwriting fees	-	94	30	94
Sales manager fees	-	123	335	123
Other revenues	0	2	3	8
Total revenues	1,110	2,155	2,553	4,137
Expenses
Compensation and related costs	837	2,483	1,980	4,962
Clearing charges	315	313	618	604
General and administrative	347	240	658	565
Occupancy and equipment	53	197	157	393
Total expenses	1,551	3,234	3,413	6,523
Loss before income tax benefit	(441)	(1,079)	(860)	(2,386)
Income tax benefit	(131)	(246)	(268)	(513)
Net loss	$(310)	$(833)	$(593)	$(1,874)

Net loss per share
Basic and diluted	$(0.52)	$(1.52)	$(0.99)	$(3.42)

Three Months Ended June 30, 2020 as Compared to the Three Months Ended June 30, 2019

Revenues

Institutional research service revenues were $1.1 million for the three months ended June 30, 2020, $1.0 million, or 47.5%, lower than total revenues of $2.1 million for the three months ended June 30, 2019. Institutional research services revenues by revenue component, excluding principal transactions and dividends and interest, were as follows (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2020	2019		$	%
Commissions	$1,000	$1,416	$(416)		-29.4%
Hard dollar payments	101	88	13		14.2%
	1,100	1,504	$(404)		-26.8%
Research services	-	375	(375)		-100.0%
Underwriting fees	-	94	(94)		-100.0%
Sales manager fees	-	123	(123)		-100.0%
Total	$1,100	$2,096	$(996)		-47.5%

Index

Commissions and hard dollar payments for the three months ended June 30, 2020 were $1.1 million, a $0.4 million, or 26.8%, decrease from $1.5 million in the comparable 2019 period. The decrease was primarily due to lower brokerage commissions from securities transactions executed on an agency basis. For the three months ended June 30, 2020 and 2019, respectively, G.research earned $0.8 million and $1.2 million, or approximately 72% and 77%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC (“Gabelli Funds”) and clients advised by GAMCO Asset Management Inc. (“GAMCO Asset”).

The agreements between G.research and Gabelli Funds and GAMCO Asset to provide institutional research services were terminated effective January 1, 2020. Amounts earned for the three months ended June 30, 2019 were $0.4 million.

The Company participated as agent in the secondary offerings of the GAMCO Global Gold, Natural Resources & Income Trust (“GGN”). Pursuant to sales agreements between the parties, the Company earned sales manager fees related to this offering of $0.0 million and $0.1 million for the three months ended June 30, 2020 and 2019, respectively.

Principal Transactions

During the three months ended June 30, 2020 and 2019, net losses from principal transactions were negligible.

Interest and dividend income declined $0.05 million to $0.01 million for the three months ended June 30, 2020 from $0.06 million in the comparable 2019 period primarily due to lower cash and cash equivalents balances.

Expenses

Total expenses were $1.5 million for the three months ended June 30, 2020, a decrease of $1.7 million, or 52.0%, from $3.2 million in the comparable 2019 period. The decrease results primarily from lower compensation and related costs.

Compensation costs, which includes salaries, bonuses, and benefits, were $0.8 million for the three months ended June 30, 2020, a decrease of $1.7 million from $2.5 million for the three months ended June 30, 2019. The decrease was due to headcount reductions.

Income Tax Benefit

For the three months ended June 30, 2020 and 2019, we recorded income tax benefits of $0.1 million and $0.2 million, respectively, and the effective tax rate (“ETR”) was 29.7% and 22.8%, respectively. The ETR increase was primarily related to a net operating loss carryback at higher federal rates.

Net Loss

Net loss for the three months ended June 30, 2020 was $0.3 million versus $0.8 million for the three months ended June 30, 2019.

Six Months Ended June 30, 2020 as Compared to the Six Months Ended June 30, 2019

Revenues

Institutional research service revenues were $2.5 million for six months ended June 30, 2020, $1.5 million, or 37.5%, lower than total revenues of $4.0 million for the six months ended June 30, 2019. Institutional research services revenues by revenue component, excluding principal transactions and dividends and interest, were as follows (dollars in thousands):

Index
	Six Months Ended June 30,		Increase (Decrease)
	2020	2019		$	%
Commissions	$1,936	$2,842	$(906)		-31.9%
Hard dollar payments	203	197	6		2.9%
	2,139	3,039	$(900)		-29.6%
Research services	-	753	(753)		-100.0%
Underwriting fees	30	94	(64)		-67.6%
Sales manager fees	335	123	212		173.2%
Total	$2,504	$4,009	$(1,504)		-37.5%

Commissions and hard dollar payments in the 2020 period were $2.1 million, a $0.9 million, or 29.6%, decrease from $3.0 million in the comparable 2019 period. The decrease was primarily due to lower brokerage commissions from securities transactions executed on an agency basis. For the six months ended June 30, 2020, respectively, G.research earned $1.5 million and $2.3 million, or approximately 69% and 75%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds and clients advised by GAMCO Asset.

The agreements between G.research and Gabelli Funds and GAMCO Asset to provide institutional research services were terminated effective January 1, 2020. Amounts earned for the six months ended June 30, 2019 were $0.8 million.

The Company participated as agent in the secondary offerings of GGN. Pursuant to sales agreements between the parties, the Company earned sales manager fees related to this offering of $0.3 million and $0.1 for the six months ended June 30, 2020 and 2019, respectively.

Principal Transactions

During the six months ended June 30, 2020 and 2019, net losses from principal transactions were negligible.

Interest and dividend income declined $0.07 million to $0.05 million in the six months ended June 30, 2020 from $0.12 million in the comparable 2019 period primarily due to lower cash and cash equivalents balances.

Expenses

Total expenses were $3.4 million for the six months ended June 31, 2020, a decrease of $3.1 million, or 47.7%, from $6.5 million in the comparable 2019 period. The decrease results primarily from lower compensation and related costs.

Compensation costs, which includes salaries, bonuses, and benefits, were $2.0 million for the six months ended June 30, 2020, a decrease of $3.0 million from $5.0 million for the three months ended June 30, 2019. The decrease was due to headcount reductions.

Income Tax Benefit

For the six months ended June 30, 2020 and 2019, we recorded income tax benefits of $0.3 million and $0.5 million, respectively, and the ETR was 31.1% and 21.5%, respectively. The ETR increase was primarily related to a net operating loss carryback at higher federal rates.

Net Loss

Net loss for the six months ended June 30, 2020 was $0.6 million versus $1.9 million for the six months ended June 30, 2019.

Index
LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, comprised primarily of a 100% U.S. Treasury money market fund, The Gabelli U.S. Treasury Money Market Fund, managed by Gabelli Funds, LLC, which is an affiliate of the Company. Summary cash flow data for the first six months of 2020 and 2019 was as follows (in thousands):

	Six months ended June 30,
	2020	2019
Cash flows provided by (used in) activities:
Operating activities	$(1,624)	$(2,379)
Financing activities	-	(3,300)
Net decrease in cash and cash equivalents	(1,624)	(5,679)
Cash and cash equivalents, beginning of period	6,587	11,331
Cash and cash equivalents, end of period	$4,963	$5,651

As of June 30, 2020, we had cash and cash equivalents of $5.0 million, a decrease of $1.6 million from December 31, 2019, primarily due to the Company’s operating activities. Net cash used by operating activities was $1.6 million for the six months ended June 30, 2020, resulting from a net loss of $0.6 million adjusted for certain non-cash items and changes in assets and liabilities. Net cash used by operating activities was $2.4 million for the six months ended June 30, 2019, primarily as a result of a net loss of $1.9 million adjusted for certain non-cash items and changes in assets and liabilities. Net cash used by financing activities was $3.3 million for the six months ended June 30, 2019 as a result of a capital distribution.

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

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures. However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations, or cash flows at June 30, 2020. See also Note 9, Guarantees, Contingencies, and Commitments, to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.

ITEM 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 6.	EXHIBITS

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CAO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CAO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

104.	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

Index
SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MORGAN GROUP HOLDING CO.
(Registrant)

By: /s/ Joseph L. Fernandez
Name: Joseph L. Fernandez
Title: Executive Vice President - Finance

Date: August 14, 2020