Form 10-Q
period 2020-09-30
MORGAN GROUP HOLDING CO
filed 2020-11-16
CIK 1162283

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding September 30, 2020
Common Stock, $0.01 par value	600,090

MORGAN GROUP HOLDING CO. AND SUBSIDIARY

*	Items other than those listed above have been omitted because they are not applicable.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED

	September 30, 2020	December 31, 2019
ASSETS
Cash and cash equivalents	$5,409,627	$6,587,097
Receivables from brokers and clearing organizations	75,568	808,686
Receivables from affiliates	73,584	30,625
Deposits with clearing organizations	200,000	200,000
Income taxes receivable (including deferred tax asset of $0 and $2,930, respectively)	399,120	184,396
Fixed assets, net of accumulated depreciation of $37,344 and $28,435, respectively	35,547	44,456
Other assets	160,832	281,896
Total assets	$6,354,278	$8,137,156

LIABILITIES AND EQUITY
Compensation payable	$468,055	$709,663
Payable to affiliates	58,548	985,632
Income tax payable	46,850	53,572
Accrued expenses and other liabilities	600,516	350,948
Total liabilities	1,173,969	2,099,815

Commitments and contingencies (Note 9)	-	-

Equity
Common stock, $0.01 par value; 100,000,000 shares authorized and 600,090 shares issued and outstanding	6,001	6,001
Additional paid-in capital	53,886,180	53,886,180
Accumulated deficit	(48,711,872)	(47,854,840)
Total equity	5,180,309	6,037,341
Total liabilities and equity	$6,354,278	$8,137,156

See notes to condensed consolidated financial statements.

Index
MORGAN GROUP HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Commissions	$1,066,230	$1,510,674	$3,205,398	$4,549,985
Fees earned from affiliated entities pursuant to research services agreements	-	375,000	-	1,127,500
Principal transactions	(2,961)	(6,353)	(5,924)	(7,623)
Dividends and interest	6,719	38,483	54,808	160,261
Underwriting fees	-	4,938	30,488	99,115
Sales manager fees	-	468,189	334,825	590,760
Other revenues	11,984	5,088	15,242	13,100
Total revenues	1,081,972	2,396,019	3,634,837	6,533,098
Expenses
Compensation and related costs	749,778	1,993,131	2,729,752	6,955,176
Clearing charges	276,346	329,746	894,375	933,620
General and administrative	264,093	296,000	922,166	860,830
Occupancy and equipment	116,941	193,944	274,182	586,684
Total expenses	1,407,158	2,812,821	4,820,475	9,336,310
Loss before income tax benefit	(325,186)	(416,802)	(1,185,638)	(2,803,212)
Income tax benefit	(61,006)	(83,781)	(328,606)	(596,387)
Net loss	$(264,180)	$(333,021)	$(857,032)	$(2,206,825)

Net loss per share
Basic and diluted	$(0.44)	$(0.61)	$(1.43)	$(4.02)

Weighted average shares outstanding:
Basic and diluted	600,090	548,591	600,090	548,591

See notes to condensed consolidated financial statements.

Index
MORGAN GROUP HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2019	600,090	$6,001	$53,886,180	$(47,854,840)	$6,037,341
Net loss	-	-	-	(282,454)	(282,454)
Balance at March 31, 2020	600,090	6,001	53,886,180	(48,137,294)	5,754,887
Net loss	-	-	-	(310,398)	(310,398)
Balance at June 30, 2020	600,090	6,001	53,886,180	(48,447,692)	5,444,489
Net loss	-	-	-	(264,180)	(264,180)
Balance at September 30, 2020	600,090	6,001	53,886,180	(48,711,872)	5,180,309

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2018	548,590	$5,486	$56,260,806	$(45,948,247)	$10,318,045
Net loss	-	-	-	(1,040,642)	(1,040,642)
Balance at March 31, 2019	548,590	5,486	56,260,806	(46,988,889)	9,277,403
Net loss	-	-	-	(833,162)	(833,162)
Capital distribution	-	-	(3,300,000)	-	(3,300,000)
Balance at June 30, 2019	548,590	5,486	52,960,806	(47,822,051)	5,144,241
Net loss	-	-	-	(333,021)	(333,021)
Balance at September 30, 2019	548,590	5,486	52,960,806	(48,155,072)	4,811,220

See notes to condensed consolidated financial statements.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine months ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(857,032)	$(2,206,825)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,909	8,345
Deferred income tax, net	2,930	279,981
(Increase)/decrease in assets:
Investment in securities	-	(16,725)
Receivables from brokers and clearing organizations	733,118	(526,634)
Receivables from affiliates	(42,959)	(118,936)
Income taxes receivable	(217,654)	(65,505)
Other assets	121,064	10,967
Increase/(decrease) in liabilities:
Compensation payable	(241,608)	(507,438)
Payable to affiliates	(927,084)	(172,945)
Income taxes payable	(6,722)	-
Accrued expenses and other liabilities	249,568	789,285
Total adjustments	(320,438)	(319,605)
Net cash used in operating activities	(1,177,470)	(2,526,430)

Cash flows from financing activities;
Capital distribution	-	(3,300,000)
Cash used in financing activities	-	(3,300,000)

Net decrease in cash, cash equivalents, and restricted cash	(1,177,470)	(5,826,430)
Cash, cash equivalents, and restricted cash at beginning of period	6,787,097	11,530,705
Cash, cash equivalents, and restricted cash at end of period	$5,609,627	$5,704,275

Supplemental disclosures of cash flow information:
Cash received from Associated Capital Group, Inc. for income taxes	$107,158	$857,253

Reconciliation to cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$5,409,627	5,504,275
Restricted cash: deposits with clearing organizations	200,000	200,000
Cash, cash equivalents, and restricted cash	$5,609,627	$5,704,275

See notes to condensed consolidated financial statements.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2020
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

The Company acquired G.research from Associated Capital Group, Inc. (“AC”), an affiliate of the Company, on October 31, 2019, in exchange for issuing 500,000 shares of the Company’s common stock to AC (the “Merger”). Accordingly, G.research became a wholly owned subsidiary of the Company. Prior to the transaction, G.research was a wholly-owned subsidiary of Institutional Services holdings, LLC, which, in turn, is a wholly-owned subsidiary of AC. After the transaction, AC had an 83.3% ownership interest in the Company. As a result of this common ownership, the transaction was treated as a combination between entities under common control that led to a change in the reporting entity. The recognized assets and liabilities were transferred at their carrying amounts at the date of the transaction. Further, the companies were also combined retrospectively for prior year comparative information in the financial statements of the Company issued after the Merger, including for the three months and nine months ended September 30, 2019 in these condensed consolidated financial statements. Consistent with our financial statements as of December 31, 2019 in our Form 10-K, the common stock, additional paid in capital, and accumulated deficit amounts in these condensed consolidated financial statements have been restated as of December 31, 2018 to reflect the recapitalization in accordance with the shares issued as a result of the Merger.

On March 16, 2020, AC’s Board of Directors approved the spin-off of the Company to AC’s shareholders. Upon execution of the spin-off on August 5, 2020, AC distributed to its shareholders on a pro rata basis the 500,000 shares of Morgan that AC owns.

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

Index
Fees earned from affiliated entities pursuant to research services agreements

The Company received direct payments for research services provided to related parties pursuant to contracts. The contractual fee for the period was fixed and recognized ratably over the contract period, typically a calendar year, which was considered the period over which the Company satisfies its performance obligation. Payments for contracts with affiliated parties were collected monthly.

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

Revenue Disaggregated

Total revenues from contracts with customers by type were as follows for the three months and nine months ended September 30, 2020 and 2019:

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Commissions	$979,279	$1,365,039	$2,915,604	$4,207,202
Hard dollar payments	86,951	145,635	289,794	342,783
	1,066,230	1,510,674	3,205,398	4,549,985
Research services	-	375,000	-	1,127,500
Underwriting fees	-	4,938	30,488	99,115
Sales manager fees	-	468,189	334,825	590,760
	$1,066,230	$2,358,801	$3,570,711	$6,367,360

Index
3. Related Party Transactions

At September 30, 2020 and December 31, 2019, the Company had an investment of $5,395,911 and $6,579,577, respectively, in The Gabelli U.S. Treasury Money Market Fund advised by Gabelli Funds, LLC, which is an affiliate of the Company. The amount is recorded in cash and cash equivalents in the Condensed Consolidated Statements of Financial Condition. Income earned from this investment totaled $1,066 and $33,310 for the three months ended September 30, 2020 and 2019, respectively, and $39,327 and $147,057 for the nine months ended September 30, 2020 and 2019, respectively, and is included in dividends and interest in the Condensed Consolidated Statements of Operations.

For the three months ended September 30, 2020 and 2019, the Company earned $740,852 and $1,169,824 or approximately 69% and 77%, respectively, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC. (“Gabelli Funds”) and private wealth management clients advised by GAMCO Asset Management Inc., (“GAMCO Asset”), each affiliates of the Company. For the nine months ended September 30, 2020 and 2019, the Company earned $2,222,512 and $3,457,302 or approximately 68% and 76%, respectively, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds and private wealth management clients advised by GAMCO Asset. For the three months and nine months ended September 30, 2019, GAMCO Asset and Gabelli Funds paid a total of $375,000 and $1,127,500, respectively, to the Company pursuant to research services agreements (see Note 2). No amounts for such services were paid during the three months and nine months ended September 30, 2020. These agreements were terminated effective January 1, 2020.

The Company participated as agent in the secondary offerings of the GAMCO Global Gold, Natural Resources & Income Trust (“GGN”). Pursuant to sales agreements between the parties, the Company earned sales manager fees related to this offering of $0 and $468,189 during the three months ended September 30, 2020 and 2019, respectively, and $334,825 and $665,761 during the nine months ended September 30, 2020 and 2019, respectively. Sales manager fees are separately disclosed in the Condensed Consolidated Statements of Operations.

The Company participated in the secondary offerings of the preferred stock of affiliated closed end funds in December 2019. The final settlements were received during March 2020 resulting in additional underwriting fees of $0 and $30,488 for the three months and nine months ended September 30, 2020, respectively.

In connection with the spin-off, the Company’s management fee agreement with AC was terminated on August 5, 2020. Prior to the spin-off, the Company paid AC a management fee equal to 20% of the Company’s year-to-date pretax profits before consideration of this fee. In the three months and nine months ended September 30, 2020 and 2019, the Company did not pay a management fee to AC as there were no pretax profits.

Pursuant to certain transitional administrative and management services agreement, dated as of November 30, 2015, by and between GAMCO and AC, GAMCO provides AC with the specified services, which are in turn directly or indirectly provided to the Company pursuant to expense sharing agreements with GAMCO, AC, and their subsidiaries, and such services continue to be provided post spin-off.

AC has a sublease agreement with GBL that expired on April 1, 2020, but continues on a month-to-month basis. AC allocates this expense to the Company based on the percentage of square footage occupied by the Company’s employees (including pro rata allocation of common space). For the three months ended September 30, 2020 and 2019, the Company paid $26,211 and $82,812, respectively, under the sublease agreement. For the nine months ended September 30, 2020 and 2019, the Company paid $79,535 and $248,568, respectively, under the sublease agreement. These amounts are included within occupancy and equipment expenses on the Condensed Consolidated Statements of Operations.

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

Index
- Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability. These assets include infrequently traded common stocks.

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets Measured at Fair Value on a Recurring Basis as of September 30, 2020:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$5,395,911	$-	$-	$5,395,911
Total assets at fair value	$5,395,911	$-	$-	$5,395,911

There were no transfers between any Levels during the three months and six months ended September 30, 2020.

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2019:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$6,579,577	$-	$-	$6,579,577
Total assets at fair value	$6,579,577	$-	$-	$6,579,577

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

5. Retirement Plan

The Company participated in AC’s incentive savings plan (the “AC Plan”), covering substantially all employees through September 1, 2020, when the Company terminated its participation in the AC Plan and established its own retirement plan (the “Plan”). Contributions to the AC Plan were determined annually by management of the AC and AC’s Board of Directors and contributions to the Plan are determined annually by management of the Company, but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. Amounts expensed for allocated contributions to these plans amounted to approximately $4,436 for each of the three months ended September 30, 2020 and 2019 and $13,309 for each of the nine months ended September 30, 2020 and 2019 and were recorded as compensation and related costs in the Condensed Consolidated Statements of Operations.

6. Income Taxes

The effective tax rate (“ETR”) for the three months ended September 30, 2020 and 2019 was 18.8% and 20.1%, respectively, and the ETR for the nine months ended September 30, 2020 and 2019 was 27.7% and 21.2%, respectively. For the nine months ended September 30, 2020, the ETR increase was primarily related to a net operating loss carryback at higher federal rates.

Index
7. Earnings per Share

Basic earnings per share is computed by dividing net income / (loss) attributable to shareholders by the weighted average number of shares outstanding during the period. There were no dilutive shares outstanding during the periods.

The computations of basic and diluted net loss per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic and diluted:
Net loss attributable to shareholders	$(264,180)	$(333,021)	$(857,032)	$(2,206,825)
Weighted average shares outstanding	600,090	548,591	600,090	548,591
Basic and diluted net loss per share	$(0.44)	$(0.61)	$(1.43)	$(4.02)

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

9. Guarantees, Contingencies, and Commitments

The Company has agreed to indemnify its clearing brokers for losses they may sustain from the customer accounts that trade on margin introduced by the Company. At September 30, 2020 and December 31, 2019, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial. The Company also has entered into arrangements with various other third parties, many of which provide for indemnification of the third parties against losses, costs, claims, and liabilities arising from the performance of the Company’s obligations under the agreements. The Company has had no claims or payments pursuant to these or prior agreements, and management believes the likelihood of a claim being made is remote, and therefore, an accrual has not been made in the consolidated financial statements.

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

Index
10. Net Capital Requirements

As a registered broker-dealer, G.research is subject to the SEC Uniform Net Capital Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. G.research computes its net capital under the alternative method as permitted by the Rule, which requires that minimum net capital be the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3. G.research is exempt from Rule 15c3-3 pursuant to paragraph (k)(2)(ii) of that rule which exempts all customer transactions cleared through another broker-dealer on a fully disclosed basis. In addition, our assets at the clearing broker-dealer are treated as allowable assets for net capital purposes as we have in place PAIB agreements pursuant to Rule 15c3-3. These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made, or cash dividends paid if certain minimum net capital requirements are not met. G.research had net capital, as defined, of $3,894,281 and $4,618,033, exceeding the required amount of $250,000 by $3,644,281 and $4,368,033 at September 30, 2020 and December 31, 2019, respectively.

11. Subsequent Events

 None

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

In light of the dynamics created by COVID-19, its impact on the global supply chain and economy, including government imposed restrictions on travel and the temporary closure of businesses deemed non-essential across the United States, we continue to experience lower transaction volumes from our institutional clients. As a result of this pandemic, the majority of our employees are working remotely, including some of our order execution services. However, there has been no material adverse impact of remote work arrangements on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures, and there has been no material challenge in implementing our business continuity plan. The sponsored conferences are taking place as planned using virtual service providers. While at the present time, the Company is unable to estimate the potential impact of COVID-19 on its financial condition, a significant prolonged disruption in the financial markets leading to materially lower trading activity of the Company’s clients would have a material adverse effect on the Company’s revenue, operating results, and financial position. Any potential impact to our results of operations and financial condition will depend, to a large extent, on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. We will continue to monitor the virus’ impact on our customers, clients, and financial results.

Index
RESULTS OF OPERATIONS

The following table (in thousands, except per share data) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Income contained in our condensed consolidated financial statements and should be read in conjunction with those statements included in Part I, Item 1 of this Form 10-Q:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues
Commissions	$1,066	$1,511	$3,205	$4,550
Fees earned from affiliated entities pursuant to research services agreements	-	375	-	1,128
Principal transactions	(3)	(6)	(6)	(8)
Dividends and interest	7	38	55	160
Underwriting fees	-	5	30	99
Sales manager fees	-	468	335	591
Other revenues	12	5	15	13
Total revenues	1,082	2,396	3,635	6,533
Expenses
Compensation and related costs	750	1,993	2,730	6,955
Clearing charges	276	330	894	934
General and administrative	264	296	922	861
Occupancy and equipment	117	194	274	587
Total expenses	1,407	2,813	4,820	9,336
Loss before income tax benefit	(325)	(417)	(1,186)	(2,803)
Income tax benefit	(61)	(84)	(329)	(596)
Net loss	$(264)	$(333)	$(857)	$(2,207)

Net loss per share
Basic and diluted	$(0.44)	$(0.61)	$(1.43)	$(4.02)

Three Months Ended September 30, 2020 as Compared to the Three Months Ended September 30, 2019

Revenues

Institutional research service revenues were $1.1 million for the three months ended September 30, 2020, $1.3 million, or 54.8%, lower than total revenues of $2.4 million for the three months ended September 30, 2019. Institutional research services revenues by revenue component, excluding principal transactions and dividends and interest, were as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2020	2019		$	%
Commissions	$979	$1,365	$(386)		-28.3%
Hard dollar payments	87	146	(59)		-40.3%
	1,066	1,511	$(444)		-29.4%
Research services	-	375	(375)		-100.0%
Underwriting fees	-	5	(5)		-100.0%
Sales manager fees	-	468	(468)		-100.0%
Total	$1,066	$2,359	$(1,293)		-54.8%

Index
Commissions and hard dollar payments for the three months ended September 30, 2020 were $1.1 million, a $0.4 million, or 29.4%, decrease from $1.5 million in the comparable 2019 period. The decrease was primarily due to lower brokerage commissions from securities transactions executed on an agency basis. For the three months ended September 30, 2020 and 2019, respectively, G.research earned $0.7 million and $1.2 million, or approximately 69% and 77%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC (“Gabelli Funds”) and clients advised by GAMCO Asset Management Inc. (“GAMCO Asset”).

The agreements between G.research and Gabelli Funds and GAMCO Asset to provide institutional research services were terminated effective January 1, 2020. Amounts earned for the three months ended September 30, 2019 were $0.4 million.

The Company participated as agent in the secondary offerings of the GAMCO Global Gold, Natural Resources & Income Trust (“GGN”). Pursuant to sales agreements between the parties, the Company earned sales manager fees related to this offering of $0.0 million and $0.5 million for the three months ended September 30, 2020 and 2019, respectively.

Principal Transactions

During the three months ended September 30, 2020 and 2019, net losses from principal transactions were negligible.

Interest and dividend income declined $0.03 million to $0.01 million for the three months ended September 30, 2020 from $0.04 million in the comparable 2019 period primarily due to lower cash and cash equivalents balances.

Expenses

Total expenses were $1.4 million for the three months ended September 30, 2020, a decrease of $1.4 million, or 50.0%, from $2.8 million in the comparable 2019 period. The decrease results primarily from lower compensation and related costs.

Compensation costs, which includes salaries, bonuses, and benefits, were $0.8 million for the three months ended September 30, 2020, a decrease of $1.2 million from $2.0 million for the three months ended September 30, 2019. The decrease was due to headcount reductions.

Income Tax Benefit

For the three months ended September 30, 2020 and 2019, we recorded income tax benefits of $0.3 million and the effective tax rate (“ETR”) was 18.8% and 20.1%, respectively.

Net Loss

Net loss for the three months ended September 30, 2020 was $0.3 million versus $0.3 million for the three months ended September 30, 2019.

Nine Months Ended September 30, 2020 as Compared to the Nine Months Ended September 30, 2019

Index
Revenues

Institutional research service revenues were $3.6 million for nine months ended September 30, 2020, $2.8 million, or 43.9%, lower than total revenues of $6.4 million for the nine months ended September 30, 2019. Institutional research services revenues by revenue component, excluding principal transactions and dividends and interest, were as follows (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2020	2019		$	%
Commissions	$2,916	$4,207	$(1,292)		-30.7%
Hard dollar payments	290	343	(53)		-15.5%
	3,205	4,550	$(1,345)		-29.6%
Research services	-	1,128	(1,128)		-100.0%
Underwriting fees	30	99	(69)		-69.2%
Sales manager fees	335	591	(256)		-43.3%
Total	$3,571	$6,367	$(2,797)		-43.9%

Commissions and hard dollar payments in the 2020 period were $3.2 million, a $1.3 million, or 29.6%, decrease from $4.5 million in the comparable 2019 period. The decrease was primarily due to lower brokerage commissions from securities transactions executed on an agency basis. For the nine months ended September 30, 2020, respectively, G.research earned $1.5 million and $2.3 million, or approximately 69% and 75%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds and clients advised by GAMCO Asset.

The agreements between G.research and Gabelli Funds and GAMCO Asset to provide institutional research services were terminated effective January 1, 2020. Amounts earned for the nine months ended September 30, 2019 were $1.1 million.

The Company participated as agent in the secondary offerings of GGN. Pursuant to sales agreements between the parties, the Company earned sales manager fees related to this offering of $0.3 million and $0.6 million for the nine months ended September 30, 2020 and 2019, respectively.

Principal Transactions

During the nine months ended September 30, 2020 and 2019, net losses from principal transactions were negligible.

Interest and dividend income declined $0.1 million to $0.06 million in the nine months ended September 30, 2020 from $0.16 million in the comparable 2019 period primarily due to lower cash and cash equivalents balances.

Expenses

Total expenses were $4.8 million for the nine months ended September 30, 2020, a decrease of $4.5 million, or 48.4%, from $9.3 million in the comparable 2019 period. The decrease results primarily from lower compensation and related costs.

Compensation costs, which includes salaries, bonuses, and benefits, were $2.7 million for the nine months ended September 30, 2020, a decrease of $4.2 million from $6.9 million for the nine months ended September 30, 2019. The decrease was due to headcount reductions.

Income Tax Benefit

For the nine months ended September 30, 2020 and 2019, we recorded income tax benefits of $0.3 million and $0.6 million, respectively, and the ETR was 27.7% and 21.2%, respectively. The ETR increase was primarily related to a net operating loss carryback at higher federal rates.

Net Loss

Net loss for the nine months ended September 30, 2020 was $0.9 million versus $2.2 million for the nine months ended September 30, 2019.

Index
LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, comprised primarily of a 100% U.S. Treasury money market fund, The Gabelli U.S. Treasury Money Market Fund, managed by Gabelli Funds, LLC, which is an affiliate of the Company. Summary cash flow data for the first nine months of 2020 and 2019 was as follows (in thousands):

	Nine months ended September 30,
	2020	2019
Cash flows provided by (used in) activities:
Operating activities	$(1,177)	$(2,526)
Financing activities	-	(3,300)
Net decrease in cash and cash equivalents	(1,177)	(5,826)
Cash and cash equivalents, beginning of period	6,587	11,331
Cash and cash equivalents, end of period	$5,410	$5,504

As of September 30, 2020, we had cash and cash equivalents of $5.4 million, a decrease of $1.2 million from December 31, 2019, primarily due to the Company’s operating activities. Net cash used by operating activities was $1.2 million for the nine months ended September 30, 2020, resulting from a net loss of $0.9 million adjusted for certain non-cash items and changes in assets and liabilities. Net cash used by operating activities was $2.5 million for the nine months ended September 30, 2019, primarily as a result of a net loss of $2.2 million adjusted for certain non-cash items and changes in assets and liabilities. Net cash used by financing activities was $3.3 million for the nine months ended September 30, 2019 as a result of a capital distribution.

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

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures. However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations, or cash flows at September 30, 2020. See also Note 9, Guarantees, Contingencies, and Commitments, to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.

ITEM 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 6.	EXHIBITS

31.1	Certification of CEO pursuant to Rule 13a-14(a).

31.2	Certification of CAO pursuant to Rule 13a-14(a).

32.1	Certification of CEO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of CAO pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101.	INS XBRL Instance Document

101.	SCH XBRL Taxonomy Extension Schema Document

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document

101.	LAB XBRL Taxonomy Extension Label Linkbase Document

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

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

Date: November 16, 2020