Form 10-K
period 2020-12-31
MORGAN GROUP HOLDING CO
filed 2021-04-05
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐  No ☒

As of June 30, 2020, the aggregate market value of the Registrant’s voting and nonvoting common equity held by non-affiliates of the Registrant was approximately $819,490 which value, solely for the purposes of this calculation, excludes shares held by the Registrant’s officers, directors, and their affiliates.  Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant’s definitive proxy statement relating to the 2020 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

Morgan Group Holding Co.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2020

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

The Company acquired G.research from Associated Capital Group, Inc. (“AC”), an affiliate of the Company, on October 31, 2019, in exchange for issuing 500,000 shares of the Company’s common stock to AC (the “Merger”). Accordingly, G.research became a wholly owned subsidiary of the Company. Prior to the transaction, G.research was a wholly-owned subsidiary of Institutional Services holdings, LLC, which, in turn, was a wholly-owned subsidiary of AC. After the transaction, AC had an 83.3% ownership interest in the Company. As a result of this common ownership, the transaction was treated as a combination between entities under common control that led to a change in the reporting entity. The recognized assets and liabilities were transferred at their carrying amounts at the date of the transaction. For 2019 year comparative information, for the period prior to the Merger the companies have been combined retrospectively.

On March 16, 2020, AC’s Board of Directors approved the spin-off of the Company to AC’s shareholders. Upon execution of the spin-off on August 5, 2020, AC distributed to its shareholders on a pro rata basis the 500,000 shares of Morgan that AC owns.

On May 5, 2020, the Morgan Group board approved a reverse stock split of the issued and outstanding shares of their common stock, par value $0.01 per share, in a ratio of 1‑for‑100 that was effective on June 10, 2020.

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

G.research generates revenues via direct fees and commissions on securities transactions executed on an agency basis on behalf of clients. Clients include institutional investors (e.g., hedge funds and asset managers) as well as affiliated mutual funds and managed accounts. Institutional research services revenues totaled $4.3 million and $9.0 million for the years ended December 31, 2020 and 2019, respectively.

A significant portion of G.research institutional research services are provided to GAMCO Investors Inc., (“GAMCO”)  and its affiliates.  For the years ended December 31, 2020 and 2019, respectively, G.research earned $2.5 million and $4.9 million, or approximately 64% and 76%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC (“Gabelli Funds”) and clients advised by GAMCO Asset Management Inc. (“GAMCO Asset” ). The agreements between G.research and Gabelli Funds and GAMCO Asset to provide institutional research services were terminated effective January 1, 2020. For the year ending December 31,  December 31, 2019, GAMCO Asset paid $0.8 million and Gabelli Funds, LLC paid $0.7 million to G.research pursuant to research service agreements. We can provide no assurance that GAMCO and its affiliates will continue to use G.research’s institutional research and brokerage services to the same extent in the future. G.research continues to pursue expansion of third party and affiliated activities.

Index
Underwriting

During 2020, G.research participated as Sales Manager in the at market offerings of The GAMCO Global Gold, Natural Resources & Income Trust. For the year ended December 31, 2020, G.research earned $334,825 for these roles.

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

Competition

The institutional research and brokerages services industry is intensely competitive and is expected to remain so.  We face competition in all aspects of our business and in each of our investment strategies from other managers both in the United States and globally.  We compete with other institutional research firms, insurance companies, brokerage firms, banks, and other financial institutions that offer services that have similar features and investment objectives.  Many of these competitors are subsidiaries of large diversified financial companies and may have access to greater resources, including liquidity sources, not available to us.  Historically, we have competed primarily on the basis of the superior service.  However, we have taken steps to increase our outreach to the investment community, brand name awareness and marketing efforts.  However, no assurance can be given that our efforts to obtain new business will be successful.

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

Index
Broker-Dealer and Trading and Investment Regulation

G.research is registered as broker-dealer with the SEC and is subject to regulation by FINRA and various states.  In its capacity as a broker-dealer, G.research is required to maintain certain minimum net capital amounts.  These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made or cash dividends paid if certain minimum net capital requirements are not met.  G.research’s net capital, as defined, met or exceeded all minimum requirements as of December 31, 2020. As a registered broker-dealer, G.research is also subject to periodic examination by FINRA, the SEC and the state regulatory authorities.

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

Employees

The Company has one executive officer and 15 employees performing day-to-day functions. The Company was a subsidiary of AC and can avail itself of the transition services agreement with GAMCO.

Index
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

	High	Low
2020 Fiscal Year
First Quarter	$60.00	$21.00
Second Quarter	$45.00	$10.75
Third Quarter	$20.00	$6.14
Fourth Quarter	$8.00	$6.18

2019 Fiscal Year
First Quarter	$10.00	$7.00
Second Quarter	$52.00	$9.00
Third Quarter	$53.00	$21.00
Fourth Quarter	$90.00	$28.00

ITEM 6:	SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread quickly to numerous countries, including the U.S. On March 11, 2020, COVID-19 was identified as a global pandemic by the World Health Organization. In response to its spread, governmental authorities have imposed restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the U.S. As world leaders focused on the unprecedented human and economic challenges of COVID-19, global equity markets plunged as the coronavirus pandemic spread. In March, the unfolding events led to the worst month for stocks since 2008 and the worst first quarter since 1937. In the remainder of the year, as a result of unprecedented fiscal and monetary stimulus and the fast tracking of potential COVID-19 vaccines, some of which have been approved and have begun to be distributed, the markets have rebounded strongly. The pandemic and resulting economic dislocations have resulted in lower transaction volumes, resulting in decreased revenues, partially offset by decreased variable operating and compensation expenses. As a result of this pandemic, most of our employees (“teammates”) continue to work remotely. However, there has been no material impact of remote work arrangements on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures, and there has been no material challenge in implementing our business continuity plan.

Operating Results for the Year Ended December 31, 2020 as Compared to the Year Ended December 31, 2019

Revenues

Institutional research service revenues were $4.3 million for the year ended December 31, 2020, $4.7 million, or 51.8%, lower than total revenues of $9.0 million for the year ended December 31, 2019.  Institutional research services revenues by revenue component, excluding principal transactions, were as follows (dollars in thousands):

	Year
	Ended		Increase
	December 31,		(Decrease)
	2020	2019	$	%

Commissions	$3,586	$5,903	$(2,317)	-39.3%
Hard dollar payments	365	473	(108)	-22.8%
	3,951	6,376	$(2,425)	-38.0%
Research services	-	1,503	(1,503)	-100.0%
Underwriting fees	70	431	(361)	-83.6%
Sales manager fees	335	733	(398)	-54.3%
Total	$4,356	$9,043	$(4,687)	-51.8%

Index
Commissions and hard dollar payments in the 2020 period were $4.0 million, a $2.4 million or 38.0% decrease from $6.4 million.  The decrease was primarily due to higher brokerage commissions from securities transactions executed on an agency basis. For the years ended December 31, 2020 and 2019, respectively, G.research earned $2.6 million and $4.9 million, or approximately 64% and 76%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC (“Gabelli Funds”) and clients advised by GAMCO Asset.

A significant portion of G.research institutional research services are provided to GAMCO and its affiliates pursuant to research services agreements. The agreements between G.research and Gabelli Funds and GAMCO Asset to provide institutional research services were terminated effective January 1, 2020.  Research services were $1.5 million in 2019.

Underwriting fees decreased $0.4 million during 2020 over the prior year amount.

Principal Transactions

During 2020, net losses from principal transactions were negligible.

Interest and dividend income declined $.1 million to $0.1 million in 2020 from $.2 million in 2019 primarily due to the decline in short-term rates.

Expenses

Total expenses were $6.1 million during 2020, a decrease of $5.6 million, or 47.9%, from $11.7 million in the 2019 period.  The decrease results primarily from lower compensation costs and a reduction of expenses across all categories.

Compensation costs, which includes salaries, bonuses and benefits, were $3.4 million for the year ended December 31, 2020, a decrease of $4.9 million from $8.4 million for the year ended December 31, 2019 and is due to headcount reductions related to the cessation of research services and the streamlining of operations.

Income Tax Benefit

We recorded income tax benefits of $0.2 million and $.5 million for the years ended December 31, 2020 and 2019, respectively.  The ETR was 12.4% and 20.9% for the periods ended December 31, 2020 and 2019, respectively.

Net Loss

Net loss for the year ended December 31, 2020 was $1.4 million versus $1.9 million for the year ended December 31, 2019.

Liquidity and Capital Resources

Summary cash flow data is as follows (in thousands):

	Year Ended December 31,
	2020	2019
Cash flows provided by (used in):
Operating activities	$(1,840)	$(2,369)
Investing activities	(1)	-
Financing activities	-	(2,374)
Net (decrease) in cash and cash equivalents	(1,841)	(4,743)
Cash and cash equivalents and restricted cash at beginning of year	6,787	11,531
Cash and cash equivalents and restricted cash at end of year	4,946	6,788

Index
Net cash used by operating activities was $1.8 million for the year ended December 31, 2020, resulting from a net loss of $1.4 million and net decrease in operating liabilities of $0.4 million.  Net cash used by operating activities was $2.4 million for the year ended December 31, 2019, resulting from a net loss of $1.9 million and a net decrease of operating assets of $0.5 million.

There were no financing activities in 2020. Financing activities included stock issuances of $0.515 million for December 31, 2019. During 2019 other financing activities included a return of capital of $3.3 million and contributions of $0.41 million.

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

We believe that the following critical accounting policies require management to exercise significant judgment:

Revenue Recognition

The Company provides institutional research services and earns brokerage commissions and sales manager fees from securities transactions executed on an agency basis on behalf of institutional clients and mutual funds, private wealth management clients and retail customers of affiliated companies. Commission revenue and related clearing charges are recorded on a trade-date basis and are included in institutional research services and other operating expenses, respectively, on the consolidated statements of operations.

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

Index
Income Taxes

Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts on the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is expected to be recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. For each tax position taken or expected to be taken in a tax return, the Company determines whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company recognizes the accrual of interest on uncertain tax positions and penalties in the income tax provision on the consolidated statements of operations.

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

Index
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Morgan Group Holding Co.

Opinion on the Financial Statements

We have audited the accompanying consolidated statement of financial condition of Morgan Group Holding Co. and its subsidiary (the Company) as of December 31, 2020, the related consolidated statements of operations, equity and cash flows for the year then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

RSM US LLP
We have served as the Company's auditor since 2021.

New York, New York
April 5, 2021

Index
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Morgan Group Holding Co.:

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of financial condition of Morgan Group Holding Co. and subsidiaries (the "Company") as of December 31, 2019, the related consolidated statements of operations, equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Deloitte & Touche, LLP

April 1, 2020 (July 15, 2020 as to the effects of the reverse stock split described in Note A and I)

We began serving as the Company's auditor in 2009.  In 2020, we became the predecessor auditor.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Year Ended December 31,
	2020	2019
Revenues
Commissions	$3,950,998	$6,376,075
Fees earned from affiliated entities pursuant to research services agreements	-	1,502,500
Principal transactions	(2,082)	(9,416)
Dividends and interest	64,504	194,955
Underwriting fees	70,488	431,114
Sales manager fees	334,825	733,422
Other revenues	17,196	16,833
Total revenues	4,435,929	9,245,483
Expenses
Compensation and related costs	3,445,893	8,373,668
Clearing charges	1,107,497	1,299,313
General and administrative	1,054,798	1,223,023
Occupancy and equipment	461,220	756,974
Total expenses	6,069,408	11,652,978
Loss before income tax benefit	(1,633,479)	(2,407,495)
Income tax benefit	(203,443)	(500,903)
Net loss	$(1,430,036)	$(1,906,592)

Net loss per share
Basic	$(2.38)	$(3.42)
Diluted	$(2.38)	$(3.42)

Weighted average shares outstanding:
Basic	600,090	557,338
Diluted	600,090	557,338

Actual shares outstanding	600,090	600,090

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	December 31, 2020	December 31, 2019
ASSETS

Cash and cash equivalents	$4,746,403	$6,587,097
Receivables from brokers and clearing organizations	66,211	808,686
Receivables from affiliates	62,514	30,625
Deposits with clearing organizations	200,000	200,000
Income taxes receivable (including deferred tax asset of $0 and $2,930, respectively)	273,735	184,396
Fixed assets, net of accumulated depreciation of $40,956 and $28,435, respectively	33,915	44,456
Other assets	220,799	281,896
Total assets	$5,603,577	$8,137,156

LIABILITIES AND EQUITY

Compensation payable	$455,492	$709,663
Payable to affiliates	29,376	985,632
Income tax payable	46,850	53,572
Accrued expenses and other liabilities	464,554	350,948
Total liabilities	996,272	2,099,815

Commitments and contingencies (Note J)

Equity
Common stock, $0.01 par value; 100,000,000 and 100,000,000 shares authorized, respectively, and 600,090 and 600,090 issued and outstanding, respectively	6,001	6,001
Additional paid-in capital	53,886,180	53,886,180
Accumulated deficit	(49,284,876)	(47,854,840)
Total equity	4,607,305	6,037,341
Total liabilities and equity	$5,603,577	$8,137,156

See accompanying notes.

Index
 MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2018	548,590	$5,486	$56,260,806	$(45,948,248)	10,318,044

Capital contribution			$410,889		410,889
Return of capital		-	(3,300,000)	-	(3,300,000)
Issuance of stock	51,500	515	514,485		515,000
Net loss			-	(1,906,592)	(1,906,592)
Balance at December 31, 2019	600,090	$6,001	$53,886,180	$(47,854,840)	$6,037,341
Net loss			-	(1,430,036)	(1,430,036)
Balance at December 31, 2020	600,090	6,001	53,886,180	(49,284,876)	4,607,305

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019

	Year Ended December 31,
	2020	2019
Operating activities
Net loss	$(1,430,036)	$(1,906,592)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,383	11,382
Deferred income tax, net	2,930	270,079
Other non-cash amounts included in net loss (see Non-cash financing activity)
(Increase)/decrease in operating assets:
Securities owned, net
Receivables from brokers and clearing organizations	742,475	(614,010)
Receivables from affiliates	(34,098)	(11,426)
Income taxes receivable	(92,269)	(101,876)
Other assets	61,097	(50,714)

Increase/(decrease) in operating liabilities:
Payable to affiliates	(954,048)	766,843
Income taxes payable	(6,722)	53,572
Compensation payable	(254,171)	(729,863)
Accrued expenses and other liabilities	113,607	(56,892)
Total adjustments	(409,816)	(462,905)
Net cash used in operating activities	(1,839,852)	(2,369,497)

Investing activities
Purchases of fixed assets	(842)	-
Net cash used in investing activities	$(842)	$-

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2020 AND 2019
(continued)

	Year Ended December 31,
	2020	2019
Financing activities
Capital contribution	$-	$410,889
Return of capital	-	(3,300,000)
Issuance of common stock	-	515,000
Cash used in / provided by financing activities	-	(2,374,111)
Net increase/(decrease) in cash and cash equivalents and restricted cash	(1,840,694)	(4,743,608)
Cash, cash equivalents and restricted cash at beginning of period	6,787,097	11,530,705
Cash, cash equivalents and restricted cash at end of period	$4,946,403	$6,787,097

Supplemental disclosures of cash flow information:
Cash (paid)/received for Income taxes	$-	$-
Cash received from Associated Capital Group, Inc. for Income taxes	$107,158	$723,019

Reconciliation to cash, cash equivalents and restricted cash
Cash and cash equivalents	$4,746,403	$6,587,097
Restricted cash: deposits from clearing organizations	200,000	200,000
Cash, cash equivalents and restricted cash	$4,946,403	$6,787,097

Non-cash financing activity:
- On October 31, 2019 Morgan Group merged with G.research by exchanging 50 million shares of Morgan Group
(“MGHL” - OTC) common stock for 100% of Associated Capital Group's interest in G.research.

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

The Company acquired G.research from Associated Capital Group, Inc. (“AC”), an affiliate of the Company, on October 31, 2019, in exchange for issuing 500,000 shares of the Company’s common stock to AC (the “Merger”). Accordingly, G.research became a wholly owned subsidiary of the Company. Prior to the transaction, G.research was a wholly-owned subsidiary of Institutional Services holdings, LLC, which, in turn, is a wholly-owned subsidiary of AC. After the transaction, AC had an 83.3% ownership interest in the Company. As a result of this common ownership, the transaction was treated as a combination between entities under common control that led to a change in the reporting entity. The recognized assets and liabilities were transferred at their carrying amounts at the date of the transaction. For 2019 year comparative information, for the period prior to the Merger the companies have been combined retrospectively.

On March 16, 2020, AC’s Board of Directors approved the spin-off of the Company to AC’s shareholders. Upon execution of the spin-off on August 5, 2020, AC distributed to its shareholders on a pro rata basis the 500,000 shares of Morgan that AC owns.

On May 5, 2020, the Morgan Group board approved a reverse stock split of the issued and outstanding shares of their common stock, par value $0.01 per share, in a ratio of 1‑for‑100 that was effective on June 10, 2020.

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

Index
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

•
Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  As of and during the years ended December 31, 2020 and 2019, there were no Level 2 securities owned.

•
Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.  These assets include infrequently traded common stocks.  As of and during the years ended December 31, 2020 and 2019, there were no Level 3 securities owned.

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

Index
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

Receivables from Affiliates/Payables to Affiliates

Receivables from affiliates consist of receivables from certain affiliates for expenses paid on their behalf.  In 2020 and 2019, payables to affiliates are primarily comprised of sales manager fees and expenses paid on behalf of the Company due to AC. See Notes D and G.

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

Income Taxes

Morgan Group Holding Co., which became part of the AC consolidated tax group after the merger on October 31, 2019, would generally not record an income tax provision as it was generally in a loss position for income tax purposes and any deferred tax benefit from net operating losses would be offset with a full valuation allowance.  However, for the years ended December 31, 2020 and 2019, the Company is a member of a tax sharing agreement among members of the AC consolidated tax group and records an income tax provision.  The Company generally settles either the benefit or expense with AC monthly, but not less than annually.  The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income tax expense/benefit in the period that includes the enactment date of the change in tax rate.

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

On August 5, 2020, Associated Capital Group, Inc. distributed all its shares of Morgan Group Holdings, Co. (“Morgan”).  Management concluded that the spin-off of the Morgan Group Holdings, Co. group represented a strategic shift pursuant to Accounting Standards Update No. 2014-08.  For Federal income tax purposes, the transaction was considered a tax-free spin-off under IRC Section 355 and Morgan Group Holdings, Co. will be required to file standalone Federal and State tax returns from the date of the spin-off.

As of August 5, 2020, the Company’s operations are included in the consolidated U.S. federal and certain state and local income tax returns of Associated Capital Group, Inc.  The Company’s federal and certain state and local income taxes are calculated as if the Company filed on a separate return basis, and the amount of current tax or benefit is either remitted to or received from AC using a benefits for loss approach such that net operating loss (or other tax attribute) is characterized as realized by the Company when those tax attributes are utilized in the consolidated tax return of AC. This is the case even if the Company would not otherwise have realized those tax attributes.

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

Underwriting fees

Underwriting fees. The Company acts as underwriter in an agent capacity.  Revenues are earned from fees arising from these offerings and the terms are set forth in contracts between the underwriters and the issuer.  The Company’s underwriting revenue is considered to be conditional revenue because it is subject to reduction to zero once the offsetting syndicate expenses have been quantified by the syndicate manager (i.e., lead underwriter) and allocated to each underwriter in proportion to their participation in the offering.  Revenue recognition is therefore delayed until it is probable that a significant reversal in the amount of revenue recognized will not occur.  That is, it is recognized only when uncertainty associated with the syndicate expenses is subsequently resolved and final settlement of syndicate accounts is effected by the syndicate manager.  Payment is typically received from the syndicate manager within ninety days after settlement date.

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

Total revenues from contracts with customers by type were as follows for the years ended December 31, 2020 and 2019:

	2020	2019
Commissions	$3,586,066	$5,903,200
Hard dollar payments	364,932	472,875
	3,950,998	6,376,075
Research services	-	1,502,500
Underwriting fees	70,488	431,114
Sales manager fees	334,825	733,422
	$4,356,311	$9,043,111

D. Related Party Transactions

At December 31, 2020 and 2019, the Company had an investment of $4,724,290 and $ 6,579,577, respectively, in The Gabelli U.S. Treasury Money Market Fund advised by Gabelli Funds, LLC, which is an affiliate of the Company.  The amount is recorded in cash and cash equivalents in the Consolidated Statements of Financial Condition.  Income earned from this investment totaled $64,504 and $175,846 in 2020 and 2019, respectively, and is included in dividends and interest revenues in the Consolidated Statements of Operations.

Index
In 2020 and 2019, the Company earned $2,582,914 and $4,875,768 or approximately, 64% and 76%, respectively, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC., (“Gabelli Funds”) and private wealth management clients advised by GAMCO Asset Management Inc., (“GAMCO Asset”), each affiliates of the Company.  GAMCO Asset and Gabelli Funds each paid $752,550 and $750,000, respectively, to the Company pursuant to research services agreements (see Note C) for the year ended December 31, 2019. Effective February 1, 2019, the Company amended its existing research services agreements, whereby GAMCO Asset and Gabelli Funds shall each pay $62,500 per month for research services provided. These agreements were terminated on January 1, 2020.

The Company participated as agent in the secondary offerings of the GAMCO Global Gold, Natural Resources & Income Trust (“GGN”).  Pursuant to sales agreements between the parties, the Company earned sales manager fees related to this offering of $334,825 and $729,893 during 2020 and 2019, respectively.  In connection with the clearance of the GGN transactions the Company collects and pays GGN and has a payable to GGN for $511,108 as of December 31, 2019 included in payables to affiliates in the Consolidated Statement of Financial Condition. Sales manager fees are separately disclosed in the Consolidated Statements of Operations.

The Company participated in the secondary offerings of the preferred stock of affiliated closed end funds during 2020 and 2019 as participants in the underwriting syndicate and selling groups earning $16,000 and $431,114, respectively.

The Company made a cash return of capital to AC on June 19, 2019, in the amount of $3,300,000.  AC made two capital contributions pursuant to the merger between G.research and Morgan Group on October 28, 2019 and November 21, 2019, of $300,000 and $110,889, respectively.  See Note I.

The Company pays AC a management fee equal to 20% of the Company’s year-to-date pretax profits before consideration of this fee.  In 2020 and 2019, the Company did not pay a management fee to AC as there were no pretax profits.

AC has a sublease agreement with GBL that currently expires on April 1, 2020, which is subject to annual renewal. AC allocates this expense to the Company based on the percentage of square footage occupied by the Company’s employees (including pro rata allocation of common space).  Pursuant to the sublease, AC and the Company shall pay a monthly fixed lease amount for the twelve-month contractual period.  For the years ended December 31, 2020 and 2019, the Company paid $269,448 and $321,975, respectively, under the sublease agreement.  These amounts are included within occupancy and equipment expenses on the Consolidated Statements of Operations.

E. Fair Value

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2020:

	December 31, 2020
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$4,724,290	$-	$-	$4,724,290
Total assets at fair value	$4,724,290	$-	$-	$4,724,290

There were no transfers between any Levels during the year ended December 31, 2020.

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2019:

	December 31, 2019
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$6,579,577	$-	$-	$6,579,577
Total assets at fair value	$6,579,577	$-	$-	$6,579,577

Index
There were no transfers between any Levels during the year ended December 31, 2019.

F. Retirement Plan

The Company participates in Associated Capital’s incentive savings plan (the “Plan”), covering substantially all employees. Company contributions to the Plan are determined annually by management of the Company and AC’s Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code.  Amounts expensed for allocated contributions to this Plan amounted to approximately $17,746 and $17,746 in 2020 and 2019, respectively, and are recorded as compensation and related costs in the Consolidated Statements of Operations.

G. Income Taxes

Morgan Group Holding Co. filed its federal and state tax returns on a standalone basis as of October 31, 2019.  On November 1, 2019, AC purchased 100% of the share of Morgan Group Holding Co. where its operations for the period November 1, 2019 to December 31, 2019 were included in the consolidated U.S. Federal and certain state and local income tax returns of AC. For the years ended December 31, 2019 and through August 5, 2020, the operations of Morgan Group Holdings Co. were included in the consolidated U.S. federal and certain state and local income tax returns of AC.  The Company’s federal and certain state and local income taxes are calculated as if the Company filed on a separate return basis, and the amount of current tax or benefit is either remitted to or received from AC using a benefit for loss approach such that the net operating loss (or other tax attribute) is characterized as realized by the Company when those tax attributes are utilized in the consolidated tax return of AC.  This is the case even if the Company would not otherwise have realized those tax attributes.

On August 5, 2020, Associated Capital Group, Inc. distributed all its shares of Morgan Group Holdings, Co. (“Morgan”).  Management concluded that the spin-off of the Morgan Group Holdings, Co. group represented a strategic shift pursuant to Accounting Standards Update No. 2014-08.  For Federal income tax purposes, the transaction was considered a tax-free spin-off under IRC Section 355 and Morgan Group Holdings, Co. will be required to file standalone Federal and State tax returns from the date of the spin-off.

As of August 5, 2020, the Company’s operations are included in the consolidated U.S. federal and certain state and local income tax returns of Associated Capital Group, Inc.  The Company’s federal and certain state and local income taxes are calculated as if the Company filed on a separate return basis, and the amount of current tax or benefit is either remitted to or received from AC using a benefits for loss approach such that net operating loss (or other tax attribute) is characterized as realized by the Company when those tax attributes are utilized in the consolidated tax return of AC. This is the case even if the Company would not otherwise have realized those tax attributes.

The Company, however, will be required to file its own federal, state and local income tax returns with its parent, Morgan Group, from the date of the spin-off. Any tax attributes generated by the Company will not be immediately realized after August 5, 2020 but will instead be deferred and classified as net operating losses and/or other tax attribute carryforwards.

Income tax benefit for the years ending December 31 consisted of:

	2020	2019
Federal:
Current	$(186,217)	$(707,040)
Deferred	2,572	215,992
State and local:
Current	(20,159)	(63,942)
Deferred	361	54,087
Total	$(203,443)	$(500,903)

Index
A reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31 is set forth below:

	2020	2019
Statutory Federal income tax rate	21.0%	21.0%
State income tax, net of Federal benefit	3.12%	-2.18%
State Valuation Allowance	-2.17%	3.16%
Federal Valuation Allowance	-8.29%	0.20%
Other	-1.23%	-1.33%
Effective income tax rate	12.43%	20.85%

Significant components of our deferred tax assets and liabilities as of December 31, 2020 and 2019 are as follows:

	2020	2019
Deferred tax assets:
Federal and State NOL Carryforward	337,606	174,590
Stock-based Compensation Expense	-	-
Compensation	-	-
Other	29,650	5,359
Total Gross DTA	367,256	179,949
Less: Valuation Allowance	(354,833)	(174,590)
Total Deferred Tax Assets	12,423	5,359

Deferred tax liabilities:
Stock Based Compensation	(9,468)	(2,349)
Deferred State Income Tax	(2,955)	(80)
	(12,423)	(2,429)
Net deferred tax assets	-	2,930

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

At December 31, 2020 and 2019, for Federal and for certain states in which the Company files separate tax returns, the Company recorded deferred tax assets of approximately $354,833 and $174,590, respectively, relating to net operating losses. The Company concluded that it is not more likely than not that the benefit from federal net operating loss and these separate state net operating loss carryforwards will be realized and has provided a valuation allowance for the full amount of the related deferred tax assets.

As of December 31, 2020, the Company is not aware of any potentially material uncertain tax positions that were not included in the Company’s financial statements.  The Company, which includes G. research, LLC and is part of the AC’s unitary filing group, is not under any tax examination as of December 31, 2020.   The Company has filed most of its 2018 corporate income tax returns in states where they have determined a filing obligation exists. The Company continues to work on filing tax returns in certain states and intends to complete these filings by first quarter 2021. The Company believes there are no uncertain tax positions (“UTPs”) as it relates to their federal and state filings, and as such has not recorded any tax expense related to UTPs.

Index
As of December 31, 2020 and 2019, management has not identified any potential subsequent events that could have a significant impact on unrecognized tax benefits within the next twelve months. The Company remains subject to income tax examination by the IRS for years 2016 and 2018 and state examinations for years after 2013.

H.  Earnings per Share

Basic earnings per share is computed by dividing net income/(loss) attributable to shareholders by the weighted average number of shares outstanding during the period.

There were no dilutive shares outstanding during the periods.

The computations of basic and diluted net loss per share are as follows (in thousands, except per share data):

	For the Years Ending December 31,
	2020	2019
Basic:
Net loss attributable to shareholders	$(1,430,036)	$(1,906,592)
Weighted average shares outstanding	600,090	557,338

Basic net loss attributable per share	$(2.38)	$(3.42)

Diluted:
Net loss attributable to shareholders	$(1,430,036)	$(1,906,592)
Weighted average share outstanding	600,090	557,338

Diluted net loss per share	$(2.38)	$(3.42)

I. Equity

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

On June 10, 2020, the Company completed a 1-for-100 reverse stock split of the Company’s outstanding common stock (the “Reverse Stock Split”). As a result of the Reverse Stock Split, the Company’s issued and outstanding common stock decreased from 60,009,005 shares to 600,090. The par value of the common stock was not adjusted as a result of the Reverse Stock Split. Accordingly, unless otherwise noted, all historical share and per share information as well as common stock and additional paid in capital balances contained in the consolidated financial statements and related footnotes have been restated to retroactively show the effect of the Reverse Stock Split.

See Note D Related Party Transactions for detail.

J. Guarantees, Contingencies, and Commitments

The Company has agreed to indemnify its clearing brokers for losses they may sustain from the customer accounts that trade on margin introduced by the Company. At December 31, 2020 and 2019, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial.  The Company also has entered into arrangements with various other third parties, many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of the Company’s obligations under the agreements. The Company has had no claims or payments pursuant to these or prior agreements, and management believes the likelihood of a claim being made is remote, and therefore, an accrual has not been made in the financial statements.

Index
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

K. Net Capital Requirements

As a registered broker-dealer, G.research is subject to the SEC Uniform Net Capital Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. G.research computes its net capital under the alternative method as permitted by the Rule, which requires that minimum net capital be the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3. G.research is exempt from Rule 15c3-3 pursuant to paragraph (k)(2)(ii) of that rule which exempts all customer transactions cleared through another broker-dealer on a fully disclosed basis. In addition, our assets at the clearing broker-dealer are treated as allowable assets for net capital purposes as we have in place PAIB agreements pursuant to Rule 15c3-3.  These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made or cash dividends paid if certain minimum net capital requirements are not met.  G.research had net capital, as defined, of $3,490,673 and $4,618,033, exceeding the required amount of $250,000 by $3,240,673 and $4,368,033 at December 31, 2020 and 2019, respectively.

L. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure through April 5, 2021, the date of this report and the Company has not identified any subsequent events not otherwise reported in these financial statements or the notes thereto, that required recognition or additional disclosures in the financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

Morgan Group management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Management, with the participation of the principal executive officer and under the supervision of the principal financial officer, conducted an evaluation of the effectiveness of Morgan’s internal control over financial reporting as of December 31, 2020 as required by Rule 13a-15(c) of the Exchange Act. There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal control over financial reporting controls can only provide reasonable assurance of achieving their control objectives. In making its assessment of the effectiveness of its internal control over financial reporting, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013.

Based on its evaluation, management concluded that, as of December 31, 2020, the Company maintained effective internal control over financial reporting. This annual report does not include an audit attestation report on the Company’s internal control over financial reporting of the Company’s independent registered public accounting firm due to the rules of the SEC for non-accelerated filers.

ITEM 9B:	OTHER INFORMATION

None.

Index
PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information provides the name, business address, principal occupation, employment history positions, offices or employments for the past five years and ages as of March 30, 2021 for our executive officers and directors.  The business address of our officers and directors is 401 Theodore Fremd Avenue, Rye, NY 10583.

Executive Officers

Name	Age	Title
Vincent M. Amabile, Jr.	43	President
Joseph L. Fernandez	59	Executive Vice President–Finance

The biographical information of each of our executive officers is included below under the caption “Board of Directors”

Board of Directors

Under Delaware law, the business and affairs of the Company will be managed under the direction of our Board.  Our certificate of incorporation and bylaws provide that the number of directors may be fixed by our Board from time to time.  Members of the Board are elected and serve for one year terms or until their successors are elected qualify.  As of March 30, 2021, our Board consists of the individuals listed below (ages as of March 30, 2021).

Name	Age
Vincent M. Amabile, Jr.	43
Joseph L. Fernandez	59
Cornelius V. McGinitiy	56

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

Index
The Board believes that Mr. Fernandez’s qualifications to serve on the Board include his over thirty year career in the brokerage industry, including his service as a senior financial and accounting executive, most recently financial operations principal and controller of G.research, which Board believes will bring deep understanding of the financial and accounting affairs of the Company after the Merger.

Cornelius V. McGiniity.  Mr. McGinity had previously served as President of G.research since 2012. Previously he was a Managing Director, Institutional Sales at Knight Capital Group for fifteen years. Prior to joining Knight, he was an institutional sales trader at Cantor Fitzgerald from 1994-1997; and an equity trader with several wire houses, including Merrill Lynch and Smith Barney. A native of Long Island, New York, Mr. McGinity is a graduate of Villanova University.

Corporate Governance

Code of Conduct

Our Board has adopted a corporate code of conduct that is applicable to our directors, officers and employees with additional requirements for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and will post a copy of which is available on our corporate website at https://morgangroupholdingco.com Any shareholder may also obtain a copy of the code of conduct upon request. Shareholders may address a written request for a printed copy of the code of conduct to our secretary at our principal executive offices following the Merger, Morgan Group Holding Co., One Corporate Center, 401 Theodore Fremd Avenue, Rye, NY 10580. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Conduct by posting such information on our website.

Committees of Our Board

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our Board, stock plan committee or any other committees.  Currently, our full Board serves as the audit committee and approves, when applicable, the appointment of auditors and the inclusion of financial statements in our periodic reports.

Legal Proceedings

None of directors and executive officers has been involved in legal proceedings that would be material to an evaluation of our management.

Index
ITEM 11:	EXECUTIVE COMPENSATION

The following table sets forth information about compensation for our principal executive officer and our principal financial officer (collectively, the “named executive officers”). These named executive officers were employed by G.research during 2019 and 2020, as result the compensation table reflects compensation received connection with such employment.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
		($)	($)	($)	($)
Vincent M. Amabile, Jr. Principal Executive Officer	2019	168,750	—	47,254	216,004
	2020	170,000		22,820	192,820

Joseph L. Fernandez Principal Financial Officer (2)	2019	105,000	—	—	105,000
	2020	180,000	25,000	—	205,000

(1) Represents a share of brokerage commissions earned by G.research.

(2) Mr. Fernandez joined G.research as an officer on June 1, 2019.

Narrative Disclosure to Summary Compensation Table

The Board of Morgan Group reviewed and approved the compensation paid to Mr. Amabile.  The compensation reflects Mr. Amabile’s contributions to the Company and is reviewed no less than annually by the Company.

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

We have based the percentage of class amounts set forth below on each indicated person’s beneficial ownership of our Common Stock on 600,090 shares outstanding on December 31, 2020.

	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Name of Beneficial Owner
5% or More Stockholders
Mario J. Gabelli (1)	443,681	73.94%

Directors and Executive Officers
Vincent M. Amabile, Jr.	50,000	8.33%
Joseph L. Fernandez	—	—
Cornelius V. McGinity	—	—
All Directors and Executive Officers as a Group (3 persons)	50,000	8.33%

(1)
ACG indirectly owns 500,000 shares of our Common Stock, representing approximately 83.3% of the outstanding shares of our Common Stock. Based upon information previously filed with the SEC, Mario J. Gabelli controls approximately 95.17% of the voting power over ACG and through this controlling interest power over ACG may be deemed to beneficially own the 500,000 shares of our Common Stock owned by ACG. Mr. Gabelli, directly and indirectly through a partnership of which he serves as general partner, beneficially owns 6,505 shares of our Common Stock, representing approximately 1.1% of the outstanding shares. Mr. Gabelli also beneficially owns 17,352 shares of our Common Stock, representing approximately 2.9% of the outstanding shares, held indirectly through LICT Corporation for which Mr. Gabelli currently serves as chief executive officer and owns approximately 39.2% of its outstanding common stock. Following the Spin-Off, (i) GGCP, Inc., a privately held company for which Mr. Gabelli is the chief executive officer, a director and controlling shareholder, will beneficially own approximately 412,638 shares of our Common Stock, representing approximately 68.76% of the outstanding shares, (ii) Mr. Gabelli will, directly and indirectly through the aforementioned partnership, beneficially own approximately 13,690 shares of our Common Stock, representing approximately 2.28% of the outstanding shares, (iii) and LICT Corporation will beneficially own 17,352 shares of our Common Stock, representing approximately 2.89% of the outstanding shares.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2020, Mario J. Gabelli and his affiliates beneficially own approximately 73.94% of our Common Stock.

Index
G.research has provided research and brokerage services to affiliates of GAMCO in the ordinary course of business for standard compensatory fees and commission.  G.research earned $2.6 million and $4.9 million, or approximately 64% and 76%, of its commission revenue for the years ended December 31, 2020 and 2019, respectively, from transactions executed on behalf of clients advised by affiliates of GAMCO. G.research earned $1.5 million for research service fees for 2019. The research services agreements were terminated effective as of January 1, 2020.

Pursuant to that certain transitional administrative and management services agreement, dated as of November 30, 2015, by and between GAMCO and AC, GAMCO provides AC with the specified services which are in turn directly or indirectly provided to the Company pursuant to expense sharing agreements with GAMCO, ACG and a subsidiary of ACG as discussed below. The principal services GAMCO provides to us are:

•	accounting, financial reporting and consolidation services;

•	treasury services, including, without limitation, insurance and risk management services and administration of benefits;

•	tax planning, tax return preparation, recordkeeping and reporting services;

•	human resources, including but not limited to the sourcing of permanent and temporary employees as needed, recordkeeping, performance reviews and terminations;

•	legal and compliance advice;

•	technical/technology consulting; and

•	operations and general administrative assistance, including office space, office equipment and furniture, payroll, procurement, and administrative personnel.

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

As required by ACG’s Code of Ethics, ACG staff members are required to maintain their brokerage accounts at G.research unless they receive permission to maintain an outside account. G.research offers all of these staff members the opportunity to engage in brokerage transactions at discounted rates.  Accordingly, many of ACG’s staff members, including the executive officers or entities controlled by them, have brokerage accounts at G.research and have engaged in securities transactions through it at discounted rates.

Our directors, Mr. Amabile and Mr. Fernandez are, respectively, President and Executive Vice President, Financial Operations of G,research, our wholly-owned subsidiary

Index
ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees 2020

a.	RSM US LLP audit fees for 2020 are expected to total $80,000.

b.	The aggregate fees billed by Deloitte for professional services rendered for in connection with 2020 planning billed was $26,000.

c.	The aggregate fees billed by Deloitte in connection with the review of the of the Company’s quarterly filings were $90,000.

Audit Fees 2019

a.	The aggregate fees billed by Deloitte for professional services rendered for the audit of the Company’s 2019 financial statements was $270,898.

b.
Audit-Related Fees:  No audit-related fees were billed by Deloitte for 2019. For 2020 the aggregate audit-related fees billed by Deloitte in connection with the filing of the Company’s S-1 amendment were $40,000.

c.	Tax Fees: No tax fees were billed by Deloitte for 2019.

d.	All Other Fees: No other fees were billed by Deloitte for 2019 for services other than as set forth above.

PART IV

ITEM 15:	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) List of documents filed as part of this Report:

(1) Consolidated Financial Statements and Independent Registered Public Accounting Firm’s Reports included herein:

See Index on page 11.

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

3.1
Certificate of Incorporation of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K dated February, 29, 2019 filed with the Securities and Exchange Commission on February 26, 2019).

3.2	Bylaws of the Company. (Incorporated by reference to Exhibit 3.1 to the Company’s Form 10-K dated February, 26, 2019 filed with the Securities and Exchange Commission on February 26, 2019).
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

None.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on March 8, 2019.

MORGAN GROUP HOLDING CO.

By: /s/ Joseph L Fernandez
Name: Joseph L Fernandez
Title: Executive Vice President-Finance

Date: April 5, 2021

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

Signature	Title	Date

/s/Vincent Amabile, Jr.	President and	April 5, 2021
Vincent Amabile, Jr.	Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph L Fernandez	Executive Vice President-Finance	April 5, 2021
Joseph L Fernandez	(Principal Financial Officer)

/s/ Cornelius V. McGinity	Director	April 5, 2021
Cornelius V. McGinity