Form 10-Q
period 2021-03-31
MORGAN GROUP HOLDING CO
filed 2021-05-17
CIK 1162283

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at April 30, 2021
Common Stock, $0.01 par value	600,090

MORGAN GROUP HOLDING CO. AND SUBSIDIARY

* Items other than those listed above have been omitted because they are not applicable.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED

	March 31, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$3,919,365	$4,746,403
Receivables from brokers and clearing organizations	107,310	66,211
Receivables from affiliates	117,010	62,514
Deposits with clearing organizations	200,000	200,000
Income taxes receivable (including deferred tax asset of $0 and $0, respectively)	273,735	273,735
Fixed assets, net of accumulated depreciation of $43, 782 and $40,956, respectively	31,090	33,915
Other assets	232,226	220,799
Total assets	$4,880,736	$5,603,577

LIABILITIES AND EQUITY
Compensation payable	$227,415	$455,492
Payable to affiliates	17,572	29,376
Income tax payable	46,850	46,850
Accrued expenses and other liabilities	543,989	464,554
Total liabilities	835,826	996,272

Commitments and contingencies (Note 9)	-	-

Equity
Common stock, $0.01 par value; 100,000,000 shares authorized and 600,090 shares issued and outstanding	6,001	6,001
Additional paid-in capital	53,886,180	53,886,180
Accumulated deficit	(49,847,271)	(49,284,876)
Total equity	4,044,910	4,607,305
Total liabilities and equity	$4,880,736	$5,603,577

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
	2021	2020
Revenues
Commissions	$655,608	$1,038,943
Principal transactions	(3,256)	(903)
Dividends and interest	8,985	36,256
Underwriting fees	6,311	30,488
Sales manager fees	-	334,825
Other revenues	10,453	3,107
Total revenues	678,101	1,442,716
Expenses
Compensation and related costs	688,153	1,143,433
Clearing charges	185,025	302,838
General and administrative	266,260	287,653
Occupancy and equipment	101,058	127,897
Total expenses	1,240,496	1,861,821
Loss before income tax benefit	(562,395)	(419,105)
Income tax benefit	-	(136,651)
Net loss	$(562,395)	$(282,454)

Net loss per share
Basic and diluted	$(0.94)	$(0.47)

Weighted average shares outstanding:
Basic and diluted	600,090	600,090

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2020	600,090	$6,001	$53,886,180	$(49,284,876)	$4,607,305
Net loss	-	-	-	(562,395)	(562,395)
Balance at March 31, 2021	600,090	6,001	53,886,180	(49,847,271)	4,044,910

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2019	600,090	$6,001	$53,886,180	$(47,854,840)	$6,037,341
Net loss	-	-	-	(282,454)	(282,454)
Balance at March 31, 2020	600,090	6,001	53,886,180	(48,137,294)	5,754,887

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three months ended March 31,
	2021	2020
Cash flows from operating activities:
Net loss	$(562,395)	$(282,454)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,825	3,038
Deferred income tax, net	-	(8,568)
(Increase)/decrease in assets:
Receivables from brokers and clearing organizations	(41,099)	509,476
Receivables from affiliates	(52,287)	(141,356)
Income taxes receivable	-	(113,668)
Other assets	(11,429)	44,096
Increase/(decrease) in liabilities:
Payable to affiliates	(14,012)	(765,044)
Income taxes payable	-	3,673
Compensation payable	(228,076)	(367,443)
Accrued expenses and other liabilities	79,435	200,022
Total adjustments	(264,643)	(635,774)
Net cash used in operating activities	(827,038)	(918,228)
Net decrease in cash and cash equivalents and restricted cash	(827,038)	(918,228)
Cash, cash equivalents, and restricted cash at beginning of period	4,946,403	6,787,097
Cash, cash equivalents, and restricted cash at end of period	$4,119,365	$5,868,869

Supplemental disclosures of cash flow information:
Cash received from Associated Capital Group, Inc. for income taxes	$-	$18,087

Reconciliation to cash, cash equivalents, and restricted cash
Cash and cash equivalents	$3,919,365	$5,668,869
Restricted cash: deposits from clearing organizations	200,000	200,000
Cash, cash equivalents, and restricted cash	$4,119,365	$5,868,869

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2021
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

The interim condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, G.research. Intercompany accounts and transactions have been eliminated.

These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2020.

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

Reclassification of Prior Period Presentation

Certain general and administrative expenses reported in the prior period have been reclassified to occupancy and equipment rental to conform to the current period presentation in the consolidated statements of operations. This reclassification had no effect on the reported results of operations.

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

Revenue Disaggregated

Total revenues from contracts with customers by type were as follows for the three months ended March 31, 2021 and 2020:

	Three months ended March 31,
	2021	2020
Commissions	$591,248	$936,784
Hard dollar payments	64,360	102,159
	655,608	1,038,943
Underwriting fees	-	30,488
Sales manager fees	6,311	334,825
	$661,920	$1,404,256

3. Related Party Transactions

At March 31, 2021 and December 31, 2020, the Company had an investment of $3,900,445 and $4,724,290, respectively, in The Gabelli U.S. Treasury Money Market Fund advised by Gabelli Funds, LLC, which is an affiliate of the Company. The amount is recorded in cash and cash equivalents in the Condensed Consolidated Statements of Financial Condition. Income earned from this investment totaled $116 and $29,550 for the three months ended March 31, 2021 and 2020, respectively, and is included in dividends and interest revenues in the Condensed Consolidated Statements of Operations.

Index
For the three months ended March 31, 2021 and 2020, the Company earned $372,250 and $691,784, or approximately 57% and 62%, respectively, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC. (“Gabelli Funds”) and private wealth management clients advised by GAMCO Asset Management Inc., (“GAMCO Asset”), each affiliates of the Company.

The Company participated as agent in the secondary offerings of the GAMCO Global Gold, Natural Resources & Income Trust (“GGN”). Pursuant to sales agreements between the parties, the Company earned sales manager fees related to this offering of $0 and $334,825 during the three months ended March 31, 2021 and 2020, respectively. Sales manager fees are separately disclosed in the Condensed Consolidated Statements of Operations.

The Company participated in the secondary offerings of the preferred stock of affiliated closed end funds in December 2019. The final settlements were received during March 2020 resulting in additional underwriting profit of $30,488.

The Company pays AC a management fee equal to 20% of the Company’s year-to-date pretax profits before consideration of this fee. In the three months ended March 31, 2020, the Company did not pay a management fee to AC as there were no pretax profits.

AC has a sublease agreement with GBL that expired on April 1, 2020 and continues on a month to month basis. AC allocates this expense to the Company based on the percentage of square footage occupied by the Company’s employees (including pro rata allocation of common space). Pursuant to the sublease, AC and the Company pay a monthly fixed lease amount. For the three months ended March 31, 2021 and 2020, the Company paid $26,131 and $27,113, respectively, under the sublease agreement. These amounts are included within occupancy and equipment expenses on the Condensed Consolidated Statements of Operations.

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

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of  March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets Measured at Fair Value on a Recurring Basis as of March 31, 2021:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$3,900,445	$-	$-	$3,900,445
Total assets at fair value	$3,900,445	$-	$-	$3,900,445

There were no transfers between any levels during the year ended March 31, 2021.

Index
Assets Measured at Fair Value on a Recurring Basis as of December 31, 2020:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$4,724,290	$-	$-	$4,724,290
Total assets at fair value	$4,724,290	$-	$-	$4,724,290

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

5. Retirement Plan

The Company participates in Associated Capital’s incentive savings plan (the “Plan”), covering substantially all employees. Company contributions to the Plan are determined annually by management of the Company and AC’s Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. Amounts expensed for allocated contributions to this Plan amounted to approximately $4,436 and $4,436 for the three months ended March 31, 2021 and 2020, respectively, and were recorded as compensation and related costs in the Condensed Consolidated Statements of Operations.

6. Income Taxes

The effective tax rate for the three months ended March 31, 2021 and 2020 was (.01)% and 32.6%, respectively. For the three months ended March 31, 2021 the impact to effective tax rate was mostly related to the change in the federal and state valuation allowance offset by state deferred income taxes.

7. Earnings per Share

Basic earnings per share is computed by dividing net income / (loss) attributable to shareholders by the weighted average number of shares outstanding during the period. There were no dilutive shares outstanding during the periods.

The computations of basic and diluted net loss per share are as follows:

	Three Months Ended March 31,
	2021	2020
Basic and diluted:
Net loss attributable to shareholders	$(562,395)	$(282,454)
Weighted average shares outstanding	600,090	600,090
Basic and diluted net loss per share	$(0.94)	$(0.47)

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

Index
See the Organization and Business Description Note above for detail.

9. Guarantees, Contingencies, and Commitments

The Company has agreed to indemnify its clearing brokers for losses they may sustain from the customer accounts that trade on margin introduced by the Company. At March 31, 2021 and December 31, 2020, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial. The Company also has entered into arrangements with various other third parties, many of which provide for indemnification of the third parties against losses, costs, claims, and liabilities arising from the performance of the Company’s obligations under the agreements. The Company has had no claims or payments pursuant to these or prior agreements, and management believes the likelihood of a claim being made is remote, and therefore, an accrual has not been made in the consolidated financial statements.

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

10. Net Capital Requirements

As a registered broker-dealer, G.research is subject to the SEC Uniform Net Capital Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. G.research computes its net capital under the alternative method as permitted by the Rule, which requires that minimum net capital be the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3. G.research is exempt from Rule 15c3-3 pursuant to paragraph (k)(2)(ii) of that rule which exempts all customer transactions cleared through another broker-dealer on a fully disclosed basis. In addition, our assets at the clearing broker-dealer are treated as allowable assets for net capital purposes as we have in place PAIB agreements pursuant to Rule 15c3-3. These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made, or cash dividends paid if certain minimum net capital requirements are not met. G.research had net capital, as defined, of $3,013,082 and $3,490,673 exceeding the required amount of $250,000 by $2,763,082 and $3,240,673 at March 31, 2021 and December 31, 2020, respectively.

11. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure through May 17, 2021, the date of this report and the Company has not identified any subsequent events not otherwise reported in these financial statements or the notes thereto, that required recognition or additional disclosures in the financial statements.

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

In light of the dynamics created by COVID-19 and its impact on the global supply chain and banks, oil, travel and leisure including the temporary closure of businesses deemed non-essential across the United States, we anticipate lower transaction volumes from our institutional clients. As a result of this pandemic, the majority of our employees are working remotely, including our order execution services. However, there has been no material impact of remote work arrangements on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures, and there has been no material challenge in implementing our business continuity plan. The sponsored conferences are taking place as planned using virtual service providers. While at the present time, the Company is unable to estimate the potential impact of COVID-19 on its financial condition, a significant prolonged disruption in the financial markets leading to materially lower trading activity of the Company’s clients would have a material adverse effect on the Company’s revenue, operating results and financial position. Any potential impact to our results of operations and financial condition will depend to a large extent on future developments and new information that could emerge regarding the duration and severity of COVID-19 and the actions taken by authorities and other entities to contain COVID-19 or treat its impact, all of which are beyond our control. We will continue to monitor the virus’ impact on our customers, clients, and financial results.

Index
RESULTS OF OPERATIONS

The following table (in thousands, except per share data) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Income contained in our condensed consolidated financial statements and should be read in conjunction with those statements included in Part I, Item 1 of this Form 10-Q:

	Three Months Ended March 31,
	2021	2020
Revenues
Commissions	$656	$1,039
Principal transactions	(3)	(1)
Dividends and interest	9	36
Underwriting fees	6	30
Sales manager fees	-	335
Other revenues	10	3
Total revenues	678	1,443
Expenses
Compensation and related costs	688	1,143
Clearing charges	185	303
General and administrative	289	311
Occupancy and equipment	79	104
Total expenses	1,240	1,862
Loss before income tax benefit	(562)	(419)
Income tax benefit	-	(137)
Net loss	$(562)	$(282)

Net loss per share
Basic and diluted	$(0.94)	$(0.47)

	Three Months Ended March 31,
	2021	2020
Revenues
Commissions	$656	$1,039
Principal transactions	(3)	(1)
Dividends and interest	9	36
Underwriting fees	6	30
Sales manager fees	-	335
Other revenues	10	3
Total revenues	678	1,443
Expenses
Compensation and related costs	688	1,143
Clearing charges	185	303
General and administrative	289	311
Occupancy and equipment	79	104
Total expenses	1,240	1,862
Loss before income tax benefit	(562)	(419)
Income tax benefit	-	(137)
Net loss	$(562)	$(282)

Net loss per share
Basic and diluted	$(0.94)	$(0.47)

Three Months Ended March 31, 2021 as Compared to the Three Months Ended March 31, 2020

Revenues

Institutional research service revenues were $.7 million for three months ended March 31, 2021, $0.7 million, or 53.0%, lower than total revenues of $1.4 million for the three months ended March 31, 2020. Institutional research services revenues by revenue component, excluding principal transactions and dividends and interest, were as follows (dollars in thousands):

Index
	Three Months Ended March 31,		Increase (Decrease)
	2020	2019	$	%
Commissions	$591	$937	$(346)	-36.9%
Hard dollar payments	64	102	(38)	-36.9%
	656	1,039	$(383)	-36.9%
Underwriting fees	6	30	(24)	-79.0%
Sales manager fees	-	335	(335)	n/a
Total	$662	$1,404	$(742)	-52.9%

Commissions and hard dollar payments in the 2021 period were $0.7 million, a $0.4 million, or 36.9%, decrease from $1.0 million in the 2020 period. The decrease was primarily due to lower brokerage commissions from fewer securities transactions executed on an agency basis. For the three months ended March 31, 2021 and 2020, respectively, G.research earned $0.4 million and $0.7 million, or approximately 57% and 62%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC (“Gabelli Funds”) and clients advised by GAMCO Asset Management Inc. (“GAMCO Asset”).

The Company participated as agent in the secondary offerings of the GAMCO Global Gold, Natural Resources & Income Trust (“GGN”). Pursuant to sales agreements between the parties, the Company earned sales manager fees related to this offering of $0.0 million and $.3 million for the three months ended March 31, 2021 and 2020, respectively.

Principal Transactions

During the three months ended March 31, 2021 and 2020, net losses from principal transactions were negligible.

Interest and dividend income declined $0.03 million to $0.01 million in 2021 from $0.04 million in 2020 primarily due to lower cash and cash equivalents balances.

Expenses

Total expenses were $1.2 million for the three months ended March 31, 2021, a decrease of $0.7 million, or 33.4%, from $1.9 million in the 2020 period. The decrease results primarily from lower compensation costs and a reduction of expenses across all categories.

Compensation costs, which includes salaries, bonuses, and benefits, were $0.7 million for the three months ended March 31, 2021, a decrease of $0.4 million from $1.1 million for the three months ended March 31, 2020 and was due to headcount reductions.

Income Tax Benefit

We recorded an income tax provision (benefit) of $0 and $(136,651) for the three months ended March 31, 2021 and 2020, respectively. The effective tax rate was (.01)% and 32.6% for the periods ended March 31, 2021 and 2020, respectively.

Net Loss

Net loss for the three months ended March 31, 2021 was $0.6 million versus $0.3 million for the three months ended March 31, 2020.

Index
LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, comprised primarily of a 100% U.S. Treasury money market fund, The Gabelli U.S. Treasury Money Market Fund, advised by Gabelli Funds, LLC, which is an affiliate of the Company. Summary cash flow data for the first three months of 2021 and 2020 was as follows (in thousands):
	Three Months Ended March 31,
	2021	2020
Cash flows provided by (used in):
Operating activities	$(827)	$(918)
Net decrease in cash and cash equivalents	(827)	(918)
Cash and cash equivalents at beginning of period	4,746	6,587
Cash and cash equivalents at end of period	$3,919	$5,669

Net cash used by operating activities was $0.8 million for the three months ended March 31, 2021, resulting from a net loss of $0.6 million and net decrease in operating liabilities of $0.1 million offset and an increase in operating assets of $0.2. Net cash used by operating activities was $0.9 million for the three months ended March 31, 2020, primarily as a result of a net loss of $0.3 million and a decrease in operating liabilities of $0.9 million offset by an increase in operating assets of $0.4 million.

Critical Accounting Policies

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ significantly from those estimates. See Note B in Part II, Item 8, Financial Statements and Supplementary Data, and the Company’s Critical Accounting Policies in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Morgan Group’s 2020 annual report on Form 10-K filed with the SEC on April 5, 2021 for details on Critical Accounting Policies.

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

Date: May 17, 2021