Form 10-Q
period 2021-06-30
MORGAN GROUP HOLDING CO
filed 2021-08-16
CIK 1162283

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at July 31, 2021
Common Stock, $0.01 par value	600,090

MORGAN GROUP HOLDING CO. AND SUBSIDIARY

* Items other than those listed above have been omitted because they are not applicable.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED

	June 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$3,286,849	$4,746,403
Receivables from brokers and clearing organizations	114,523	66,211
Receivables from affiliates	64,795	62,514
Deposits with clearing organizations	200,000	200,000
Income taxes receivable	273,735	273,735
Fixed assets, net of accumulated depreciation of $46,588 and $40,956, respectively	28,284	33,915
Other assets	259,389	220,799
Total assets	$4,227,575	$5,603,577

LIABILITIES AND EQUITY
Compensation payable	$230,837	$455,492
Payable to affiliates	26	29,376
Income tax payable	46,850	46,850
Accrued expenses and other liabilities	625,847	464,554
Total liabilities	903,560	996,272

Commitments and contingencies (Note 9)

Equity
Common stock, $0.01 par value; 100,000,000 shares authorized and 600,090 shares issued and outstanding	6,001	6,001
Additional paid-in capital	53,886,180	53,886,180
Accumulated deficit	(50,568,166)	(49,284,876)
Total equity	3,324,015	4,607,305
Total liabilities and equity	$4,227,575	$5,603,577

See accompanying notes.

Index
MORGAN GROUP HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Commissions	$566,436	$1,100,225	$1,222,044	$2,139,168
Principal transactions	(1,899)	(2,060)	(5,155)	(2,963)
Dividends and interest	3,377	11,833	12,363	48,089
Underwriting fees	-	-	6,311	30,488
Sales manager fees	-	-	-	334,825
Other revenues	16,551	151	27,004	3,258
Total revenues	584,465	1,110,149	1,262,567	2,552,865
Expenses
Compensation and related costs	626,559	836,541	1,314,714	1,979,974
Clearing charges	164,479	315,191	349,505	618,029
General and administrative	429,663	346,964	718,415	658,073
Occupancy and equipment	84,659	52,800	163,223	157,241
Total expenses	1,305,360	1,551,496	2,545,857	3,413,317
Loss before income tax benefit	(720,895)	(441,347)	(1,283,290)	(860,452)
Income tax benefit	-	(130,949)	-	(267,600)
Net loss	$(720,895)	$(310,398)	$(1,283,290)	$(592,852)

Net loss per share
Basic and diluted	$(1.20)	$(0.52)	$(2.14)	$(0.99)

Weighted average shares outstanding:
Basic and diluted	600,090	600,090	600,090	600,090

See accompanying notes.

Index
MORGAN GROUP HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2019	600,090	$6,001	$53,886,180	$(47,854,840)	$6,037,341
Net loss	-	-	-	(282,454)	(282,454)
Balance at March 31, 2020	600,090	6,001	53,886,180	(48,137,294)	5,754,887
Net loss	-	-	-	(310,398)	(310,398)
Balance at June 30, 2020	600,090	6,001	53,886,180	(48,447,692)	5,444,489

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2020	600,090	$6,001	$53,886,180	$(49,284,876)	$4,607,305
Net loss	-	-	-	(562,395)	(562,395)
Balance at March 31, 2021	600,090	6,001	53,886,180	(49,847,271)	4,044,910
Net loss	-	-	-	(720,895)	(720,895)
Balance at June 30, 2021	600,090	6,001	53,886,180	(50,568,166)	3,324,015

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six months ended June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,283,290)	$(592,852)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,630	6,076
Deferred income tax, net	-	(4,961)
(Increase)/decrease in assets:
Receivables from brokers and clearing organizations	(48,313)	107,414
Receivables from affiliates	(2,282)	(103,008)
Income taxes receivable	-	(169,578)
Other assets	(38,589)	98,336
Increase/(decrease) in liabilities:
Compensation payable	(224,655)	(308,470)
Payable to affiliates	(29,348)	(879,127)
Income taxes payable	-	(1,526)
Accrued expenses and other liabilities	161,293	223,635
Total adjustments	(176,264)	(1,031,209)
Net cash used in operating activities	(1,459,554)	(1,624,061)
Net decrease in cash, cash equivalents, and restricted cash	(1,459,554)	(1,624,061)
Cash, cash equivalents, and restricted cash at beginning of period	4,946,403	6,787,097
Cash, cash equivalents, and restricted cash at end of period	$3,486,849	$5,163,036

Supplemental disclosures of cash flow information:
Cash received from Associated Capital Group, Inc. for income taxes	$-	$91,536

Reconciliation to cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$3,286,849	$4,963,036
Restricted cash: deposits with clearing organizations	200,000	200,000
Cash, cash equivalents, and restricted cash	$3,486,849	$5,163,036

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2021
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

On May 5, 2020, the Morgan Group board approved a reverse stock split of the issued and outstanding shares of their common stock, par value $0.01 per share, in a ratio of 1-for-100 that was effective on June 10, 2020.

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

The Company’s principal market is in the United States (“U.S”).

Index
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

Index
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

Index
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

Revenue Disaggregated

Total revenues from contracts with customers by type were as follows for the three and six months ended June 30, 2021 and 2020:

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Commissions	$492,898	$999,541	$1,084,146	$1,936,325
Hard dollar payments	73,538	100,684	137,898	202,843
	566,436	1,100,225	1,222,044	2,139,168
Underwriting fees	-	-	6,311	30,488
Sales manager fees	-	-	-	334,825
	$566,436	$1,100,225	$1,228,356	$2,504,481

3. Related Party Transactions

At June 30, 2021 and December 31, 2020, the Company had an investment of $3,250,673 and $4,724,290, respectively, in The Gabelli U.S. Treasury Money Market Fund advised by Gabelli Funds, LLC, which is an affiliate of the Company. The amount is recorded in cash and cash equivalents in the Condensed Consolidated Statements of Financial Condition. Income earned from this investment totaled $8 and $5,909 for the three months ended June 30, 2021 and 2020, respectively, and $125 and $35,459 for the six months ended June 30, 2021 and 2020, respectively, and is included in dividends and interest in the Condensed Consolidated Statements of Operations.

For the three months ended June 30, 2021 and 2020, the Company earned $292,731 and $789,875 or approximately 52% and 72%, respectively, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC. (“Gabelli Funds”) and private wealth management clients advised by GAMCO Asset Management Inc., (“GAMCO Asset”), each affiliates of the Company. For the six months ended June 30, 2021 and 2020, the Company earned $664,981 and $1,481,659 or approximately 54% and 67%, respectively, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds and private wealth management clients advised by GAMCO Asset.

Index
The Company participated as agent in the secondary offerings of the GAMCO Global Gold, Natural Resources & Income Trust (“GGN”). Pursuant to sales agreements between the parties, the Company earned no sales manager fees related to this offering during the three months ended June 30, 2021 and 2020. During the six months ended June 30, 2021 and 2020, the Company earned sales manager fees of $0 and $334,825, respectively. Sales manager fees are separately disclosed in the Condensed Consolidated Statements of Operations.

The Company participated in the secondary offerings of the preferred stock of affiliated closed end funds in December 2019. The final settlements were received during March 2020 resulting in additional underwriting profit of $30,488.
The Company pays AC a management fee equal to 20% of the Company’s year-to-date pretax profits before consideration of this fee. In the three months and six months ended June 30, 2021 and 2020, the Company did not pay a management fee to AC as there were no pretax profits.

AC has a sublease agreement with GBL that expired on April 1, 2020 and continues on a month to month basis. AC allocates this expense to the Company based on the percentage of square footage occupied by the Company’s employees (including pro rata allocation of common space). For the three months ended June 30, 2021 and 2020, the Company paid $26,111 and $26,211, respectively, under the sublease agreement. For the six months ended June 30, 2021 and 2020, the Company paid $52,242 and $53,324, respectively, under the sublease agreement. These amounts are included within occupancy and equipment expenses on the Condensed Consolidated Statements of Operations.

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

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of  June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets Measured at Fair Value on a Recurring Basis as of June 30, 2021:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$3,250,673	$-	$-	$3,250,673
Total assets at fair value	$3,250,673	$-	$-	$3,250,673

There were no transfers between any levels during the period ended June 30, 2021.

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2020:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$4,724,290	$-	$-	$4,724,290
Total assets at fair value	$4,724,290	$-	$-	$4,724,290

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

5. Retirement Plan

The Company participates in Associated Capital’s incentive savings plan (the “Plan”), covering substantially all employees. Company contributions to the Plan are determined annually by management of the Company and AC’s Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. Amounts expensed for allocated contributions to this Plan for the three months and six months ended June 30, 2021 resulted in a credit of $(15,103) and $(10,667), respectively, as reductions in headcount reduced the Plan contribution and $4,436 for the three months ended June 30, 2020, and were recorded as compensation and related costs in the Condensed Consolidated Statements of Operations.

6. Income Taxes

The effective tax rate (“ETR”) for the three months ended June 30, 2021 and 2020 was 0.0% and 29.7%, respectively, and the ETR for the six months ended June 30, 2021 and 2020 was 0.0% and 31.1%, respectively. For the three months and six months ended June 30, 2020, the ETR decrease was primarily related to a net operating loss carryback at higher federal rates.

7. Earnings per Share

Basic earnings per share is computed by dividing net income / (loss) attributable to shareholders by the weighted average number of shares outstanding during the period. There were no dilutive shares outstanding during the periods.

The computations of basic and diluted net loss per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic and diluted:
Net loss attributable to shareholders	$(720,895)	$(310,398)	$(1,283,290)	$(592,852)
Weighted average shares outstanding	600,090	600,090	600,090	600,090
Basic and diluted net loss per share	$(1.20)	$(0.52)	$(2.14)	$(0.99)

Index
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

9. Guarantees, Contingencies, and Commitments

The Company has agreed to indemnify its clearing brokers for losses they may sustain from the customer accounts that trade on margin introduced by the Company. At June 30, 2021 and December 31, 2020, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial. The Company also has entered into arrangements with various other third parties, many of which provide for indemnification of the third parties against losses, costs, claims, and liabilities arising from the performance of the Company’s obligations under the agreements. The Company has had no claims or payments pursuant to these or prior agreements, and management believes the likelihood of a claim being made is remote, and therefore, an accrual has not been made in the consolidated financial statements.

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

10. Net Capital Requirements

As a registered broker-dealer, G.research is subject to the SEC Uniform Net Capital Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. G.research computes its net capital under the alternative method as permitted by the Rule, which requires that minimum net capital be the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3. G.research is exempt from Rule 15c3-3 pursuant to paragraph (k)(2)(ii) of that rule which exempts all customer transactions cleared through another broker-dealer on a fully disclosed basis. In addition, our assets at the clearing broker-dealer are treated as allowable assets for net capital purposes as we have in place PAIB agreements pursuant to Rule 15c3-3. These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made, or cash dividends paid if certain minimum net capital requirements are not met. G.research had net capital, as defined, of $2,528,241 and $3,490,673 exceeding the required amount of $250,000 by $2,278,241 and $3,240,673 June 30, 2021 and December 31, 2020, respectively.

11. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure through August 16, 2021, the date of this report and the Company has not identified any subsequent events not otherwise reported in these financial statements or the notes thereto, that required recognition or additional disclosures in the financial statements.

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

Index
RESULTS OF OPERATIONS

The following table (in thousands, except per share data) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Income contained in our condensed consolidated financial statements and should be read in conjunction with those statements included in Part I, Item 1 of this Form 10-Q:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues
Commissions	$566	$1,100	$1,222	$2,139
Principal transactions	(2)	(2)	(5)	(3)
Dividends and interest	3	12	12	48
Underwriting fees	-	-	6	30
Sales manager fees	-	-	-	335
Other revenues	17	0	27	3
Total revenues	584	1,110	1,263	2,553
Expenses
Compensation and related costs	627	837	1,315	1,980
Clearing charges	164	315	350	618
General and administrative	430	347	718	658
Occupancy and equipment	85	53	163	157
Total expenses	1,305	1,551	2,546	3,413
Loss before income tax benefit	(721)	(441)	(1,283)	(860)
Income tax benefit	-	(131)	-	(268)
Net loss	$(721)	$(310)	$(1,283)	$(593)

Net loss per share
Basic and diluted	$(1.20)	$(0.52)	$(2.14)	$(0.99)

Three Months Ended June 30, 2021 as Compared to the Three Months Ended June 30, 2020

Revenues
Institutional research service revenues were $0.6 million for the three months ended June 30, 2021, $0.5 million, or 48.5%, lower than total revenues of $1.1 million for the three months ended June 30, 2020. Institutional research services revenues by revenue component, excluding principal transactions and dividends and interest, were as follows (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2021	2020	$	%
Commissions	$493	$1,000	$(507)	-50.7%
Hard dollar payments	74	101	(27)	-27.0%
	566	1,100	$(534)	-48.5%
Underwriting fees	-	-	-	n/a
Sales manager fees	-	-	-	n/a
Total	$566	$1,100	$(534)	-48.5%

Index
Commissions and hard dollar payments for the three months ended June 30, 2021 were $0.6 million, a $0.5 million, or 48.5%, decrease from $1.1 million in the comparable 2020 period. The decrease was primarily due to lower brokerage commissions from securities transactions executed on an agency basis. For the three months ended June 30, 2021 and 2020, respectively, G.research earned $0.3 million and $0.8 million, or approximately 52% and 72%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC (“Gabelli Funds”) and clients advised by GAMCO Asset Management Inc. (“GAMCO Asset”).

Principal Transactions

During the three months ended June 30, 2021 and 2020, net losses from principal transactions were negligible.

Interest and dividend income declined to negligible levels from $0.01 for the three months ended June 30, 2021 primarily due to the drop in short-term interest rates and lower cash and cash equivalents balances.

Expenses

Total expenses were $1.3 million for the three months ended June 30, 2021, a decrease of $0.2 million, or 15.9%, from $1.5 million in the comparable 2020 period. The decrease results primarily from lower compensation and related costs.

Compensation costs, which includes salaries, bonuses, and benefits, were $0.6 million for the three months ended June 30, 2021, a decrease of $0.2 million from $0.8 million for the three months ended June 30, 2020. The decrease was due to headcount reductions.

Income Tax Benefit

For the three months ended June 30, 2021 and 2020, we recorded income tax benefits of $0.0 million and $0.1 million, respectively, and the effective tax rate (“ETR”) was 0.0% and 29.7%, respectively. The ETR decrease was primarily related to a net operating loss carryback at higher federal rates.

Net Loss

Net loss for the three months ended June 30, 2021 was $0.7 million versus $0.3 million for the three months ended June 30, 2020.

Index
Six Months Ended June 30, 2020 as Compared to the Six Months Ended June 30, 2019

Revenues

Institutional research service revenues were $1.2 million for six months ended June 30, 2021, $1.3 million, or 51%, lower than total revenues of $2.5 million for the six months ended June 30, 2020. Institutional research services revenues by revenue component, excluding principal transactions and dividends and interest, were as follows (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2021	2020		$	%
Commissions	$1,084	$1,936	$(852)		-44.0%
Hard dollar payments	138	203	(65)		-32.0%
	1,222	2,139	$(917)		-42.9%
Underwriting fees	6	30	(24)		-79.3%
Sales manager fees	-	335	(335)		-100.0%
Total	$1,228	$2,504	$(1,276)		-51.0%

Commissions and hard dollar payments in the 2021 period were $1.2 million, a $0.9 million, or 42.9%, decrease from $2.1 million in the comparable 2020 period. The decrease was primarily due to lower brokerage commissions from securities transactions executed on an agency basis. For the six months ended June 30, 2021, respectively, G.research earned $0.7 million and $1.5 million, or approximately 54% and 67%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds and clients advised by GAMCO Asset.

The Company participated as agent in the secondary offerings of GGN. Pursuant to sales agreements between the parties, the Company earned sales manager fees related to this offering of $0.0 million and $0.3 million for the six months ended June 30, 2021 and 2020, respectively.

Principal Transactions

During the six months ended June 30, 2021 and 2020, net losses from principal transactions were negligible.

Interest and dividend income declined $0.04 million to $0.01 million in the six months ended June 30, 2021 from $0.05 million in the comparable 2020 period primarily due to lower short-term interest rates and lower cash and cash equivalents balances.

Expenses

Total expenses were $2.5 million for the six months ended June 30, 2021, a decrease of $0.9 million, or 25.4%, from $3.4 million in the comparable 2020 period. The decrease results primarily from lower compensation and related costs and clearing expenses.

Compensation costs, which includes salaries, bonuses, and benefits, were $1.3 million for the six months ended June 30, 2021, a decrease of $0.7 million from $2.0 million for the six months ended June 30, 2020. The decrease was due to headcount reductions.

Clearing expenses decreased by $0.3 million to $0.3 million for the six months ended June 30, 2021 from $0.6 million for the same period in 2020. The decrease was in line with the decrease in agency commissions.

Income Tax Benefit

For the six months ended June 30, 2021 and 2020, we recorded income tax benefits of $0.0 million and $0.3 million, respectively, and the ETR was 0.0% and 31.1%, respectively. The ETR decrease was primarily related to a net operating loss carryback at higher federal rates.

Net Loss

Net loss for the six months ended June 30, 2021 was $1.3 million versus $0.6 million for the six months ended June 30, 2020.

Index
LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, comprised primarily of a 100% U.S. Treasury money market fund, The Gabelli U.S. Treasury Money Market Fund, advised by Gabelli Funds, LLC, which is an affiliate of the Company. Summary cash flow data for the first six months of 2021 and 2020 was as follows (in thousands):

	Six months ended June 30,
	2021	2020
Cash flows provided by (used in) activities:
Operating activities	$(1,460)	$(1,624)
Financing activities	-	-
Net decrease in cash and cash equivalents	(1,460)	(1,624)
Cash and cash equivalents, beginning of period	4,746	6,587
Cash and cash equivalents, end of period	$3,287	$4,963

Net cash used by operating activities was $1.5 million for the six months ended June 30, 2021, resulting from a net loss of $1.3 million and net decrease in operating liabilities of $0.1 million and an increase in operating assets of $0.2 million.

As of June 30, 2021, we had cash and cash equivalents of $3.2 million, a decrease of $1.6 million from December 31, 2020, primarily due to the Company’s operating activities. Net cash used by operating activities was $1.6 million for the six months ended June 30, 2020, resulting from a net loss of $0.6 million adjusted for certain non-cash items and changes in assets and liabilities.

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

Index
There have been no changes in our internal control over financial reporting, as defined by Rule 13a-15(f) that occurred during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures. However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations, or cash flows at June 30, 2021. See also Note 9, Guarantees, Contingencies, and Commitments, to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.

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

Date: August 16, 2021