Form 10-Q
period 2021-09-30
MORGAN GROUP HOLDING CO
filed 2021-11-15
CIK 1162283

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at October 31, 2021
Common Stock, $0.01 par value	600,090

MORGAN GROUP HOLDING CO. AND SUBSIDIARY

* Items other than those listed above have been omitted because they are not applicable.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$2,926,788	$4,746,403
Receivables from brokers and clearing organizations	79,253	66,211
Receivables from affiliates	130,002	62,514
Deposits with clearing organizations	350,000	200,000
Income taxes receivable	273,735	273,735
Fixed assets, net of accumulated depreciation of $49,390 and $40,956, respectively	25,482	33,915
Other assets	205,699	220,799
Total assets	$3,990,959	$5,603,577

LIABILITIES AND EQUITY
Compensation payable	$259,433	$455,492
Payable to affiliates	-	29,376
Income tax payable	46,850	46,850
Accrued expenses and other liabilities	707,931	464,554
Total liabilities	1,014,214	996,272

Commitments and contingencies

Equity
Common stock, $0.01 par value; 100,000,000 shares authorized and 600,090 shares issued and outstanding	6,001	6,001
Additional paid-in capital	53,886,180	53,886,180
Accumulated deficit	(50,915,436)	(49,284,876)
Total equity	2,976,745	4,607,305
Total liabilities and equity	$3,990,959	$5,603,577

See accompanying notes.

Index
MORGAN GROUP HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Commissions	$492,191	$1,066,229	$1,714,235	$3,205,398
Principal transactions	(20,667)	(2,961)	(25,822)	(5,924)
Dividends and interest	3,562	6,719	15,925	54,808
Underwriting fees	-	-	6,311	30,488
Sales manager fees	-	-	-	334,825
Other revenues	(2,129)	11,984	24,875	15,242
Total revenues	472,957	1,081,971	1,735,524	3,634,837
Expenses
Compensation and related costs	276,730	749,778	1,591,444	2,729,752
Clearing charges	206,577	276,346	556,082	894,375
General and administrative	274,262	264,090	992,676	922,166
Occupancy and equipment	62,658	116,941	225,882	274,182
Total expenses	820,227	1,407,155	3,366,084	4,820,475
Loss before income tax benefit	(347,270)	(325,184)	(1,630,560)	(1,185,638)
Income tax benefit	-	(61,004)	-	(328,606)
Net loss	$(347,270)	$(264,180)	$(1,630,560)	$(857,032)

Net loss per share
Basic and diluted	$(0.58)	$(0.44)	$(2.72)	$(1.43)

Weighted average shares outstanding:
Basic and diluted	600,090	600,090	600,090	600,090

Index
MORGAN GROUP HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2019	600,090	$6,001	$53,886,180	$(47,854,840)	$6,037,341
Net loss	-	-	-	(282,454)	(282,454)
Balance at March 31, 2020	600,090	6,001	53,886,180	(48,137,294)	5,754,887
Net loss	-	-	-	(310,398)	(310,398)
Balance at June 30, 2020	600,090	6,001	53,886,180	(48,447,692)	5,444,489
Net loss	-	-	-	(264,180)	(264,180)
Balance at September 30, 2020	600,090	$6,001	53,886,180	$(48,711,872)	$5,180,309

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2020	600,090	$6,001	$53,886,180	$(49,284,876)	$4,607,305
Net loss	-	-	-	(562,395)	(562,395)
Balance at March 31, 2021	600,090	6,001	53,886,180	(49,847,271)	4,044,910
Net loss	-	-	-	(720,895)	(720,895)
Balance at June 30, 2021	600,090	6,001	53,886,180	(50,568,166)	3,324,015
Net loss	-	-	-	(347,270)	(347,270)
Balance at September 30, 2021	600,090	$6,001	$53,886,180	(50,915,436)	$2,976,745

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine months ended September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(1,630,560)	$(857,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,431	8,909
Deferred income tax, net	-	2,930
(Increase)/decrease in assets:
Receivables from brokers and clearing organizations	(13,042)	733,118
Receivables from affiliates	(67,487)	(42,959)
Income taxes receivable	-	(217,654)
Other assets	15,101	121,064
Increase/(decrease) in liabilities:
Compensation payable	(196,059)	(241,608)
Payable to affiliates	(29,376)	(927,084)
Income taxes payable	-	(6,722)
Accrued expenses and other liabilities	243,377	249,568
Total adjustments	(39,055)	(320,438)
Net cash used in operating activities	(1,669,615)	(1,177,470)

Net decrease in cash, cash equivalents, and restricted cash	(1,669,615)	(1,177,470)
Cash, cash equivalents, and restricted cash at beginning of period	4,946,403	6,787,097
Cash, cash equivalents, and restricted cash at end of period	$3,276,788	$5,609,627

Supplemental disclosures of cash flow information:
Cash received from Associated Capital Group, Inc. for income taxes	$-	$107,158

Reconciliation to cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$2,926,788	$5,409,627
Restricted cash: deposits with clearing organizations	350,000	200,000
Cash, cash equivalents, and restricted cash	$3,276,788	$5,609,627

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
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

Revenue Disaggregated

Total revenues from contracts with customers by type were as follows for the three and nine months ended September 30, 2021 and 2020:

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Commissions	$441,173	$979,278	$1,525,320	$2,915,603
Hard dollar payments	51,017	86,951	188,915	289,794
	492,191	1,066,229	1,714,235	3,205,397
Underwriting fees	-	-	6,311	30,488
Sales manager fees	-	-	-	334,825
	$492,191	$1,066,229	$1,720,546	$3,570,710

3. Related Party Transactions

At September 30, 2021 and December 31, 2020, the Company had an investment of $2,878,694 and $4,724,290, respectively, in The Gabelli U.S. Treasury Money Market Fund advised by Gabelli Funds, LLC, which is an affiliate of the Company. The amount is recorded in cash and cash equivalents in the Condensed Consolidated Statements of Financial Condition. Income earned from this investment totaled $82 and $1,066 for the three months ended September 30, 2021 and 2020, respectively, and $207 and $39,327 for the nine months ended September 30, 2021 and 2020, respectively, and is included in dividends and interest in the Condensed Consolidated Statements of Operations.

For the three months ended September 30, 2021 and 2020, the Company earned $278,147 and $740,852 or approximately 57% and 69%, respectively, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC. (“Gabelli Funds”) and private wealth management clients advised by GAMCO Asset Management Inc., (“GAMCO Asset”), each affiliates of the Company. For the nine months ended September 30, 2021 and 2020, the Company earned $943,128 and $2,222,511 or approximately 55% and 68%, respectively, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds and private wealth management clients advised by GAMCO Asset. The Company participated as agent in the secondary offerings of the GAMCO Global Gold, Natural Resources & Income Trust (“GGN”). Pursuant to sales agreements between the parties, the Company earned no sales manager fees related to this offering during the nine months ended September 30, 2021 but earned $334,825 for the nine months ended September 30, 2020. Sales manager fees are separately disclosed in the Condensed Consolidated Statements of Operations.

Index
The Company participated in the secondary offerings of the preferred stock of affiliated closed end funds in December 2019. The final settlements were received during March 2020 resulting in additional underwriting profit of $30,488.
The Company pays AC a management fee equal to 20% of the Company’s year-to-date pretax profits before consideration of this fee. For he three months and nine months ended September 30, 2021 and 2020, the Company did not pay a management fee to AC as there were no pretax profits.

AC has a sublease agreement with GBL that expired on April 1, 2020 and continues on a month to month basis. AC allocates this expense to the Company based on the percentage of square footage occupied by the Company’s employees (including pro rata allocation of common space). For the three months ended September 30, 2021 and 2020, the Company incurred expenses of $4,988 and $26,211, respectively, under the sublease agreement. For the nine months ended September 30, 2021 and 2020, the Company incurred expenses of $57,231 and $79,535, respectively, under the sublease agreement. These amounts are included within occupancy and equipment expenses on the Condensed Consolidated Statements of Operations.

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

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of  September 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets Measured at Fair Value on a Recurring Basis as of September 30, 2021:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$2,878,694	$-	$-	$2,878,694
Total assets at fair value	$2,878,694	$-	$-	$2,878,694

There were no transfers between any levels during the period ended September 30, 2021.

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2020:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$4,724,290	$-	$-	$4,724,290
Total assets at fair value	$4,724,290	$-	$-	$4,724,290

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

5. Retirement Plan

The Company participates in Associated Capital’s incentive savings plan (the “Plan”), covering substantially all employees. Company contributions to the Plan are determined annually by management of the Company and AC’s Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. Amounts expensed for allocated contributions to this Plan,  resulted in a credit of $(10,667) for the nine months ended September 30, 2021 as reductions in headcount reduced the Plan contribution and expense of $13,309 for the nine months ended September 30, 2020, and were recorded as compensation and related costs in the Condensed Consolidated Statements of Operations.

6. Income Taxes

The effective tax rate (“ETR”) for the three months ended September 30, 2021 and 2020 was 0.0% and 18.8%, respectively, and the ETR for the nine months ended September 30, 2021 and 2020 was 0.0% and 27.7%, respectively. For the three months and nine months ended September 30, 2021, the ETR decrease was primarily related to a net operating loss increase offset by the recording of a valuation allowance against the net deferred tax assets.

7. Earnings per Share

Basic earnings per share is computed by dividing net income / (loss) attributable to shareholders by the weighted average number of shares outstanding during the period. There were no dilutive shares outstanding during the periods.

The computations of basic and diluted net loss per share are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Basic and diluted:
Net loss attributable to shareholders	$(347,270)	$(264,180)	$(1,630,560)	$(857,032)
Weighted average shares outstanding	600,090	600,090	600,090	600,090
Basic and diluted net loss per share	$(0.58)	$(0.44)	$(2.72)	$(1.43)

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

9. Guarantees, Contingencies, and Commitments

The Company has agreed to indemnify its clearing brokers for losses they may sustain from the customer accounts that trade on margin introduced by the Company. At September 30, 2021 and December 31, 2020, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial. The Company also has entered into arrangements with various other third parties, many of which provide for indemnification of the third parties against losses, costs, claims, and liabilities arising from the performance of the Company’s obligations under the agreements. The Company has had no claims or payments pursuant to these or prior agreements, and management believes the likelihood of a claim being made is remote, and therefore, an accrual has not been made in the consolidated financial statements.

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

10. Net Capital Requirements

As a registered broker-dealer, G.research is subject to the SEC Uniform Net Capital Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. G.research computes its net capital under the alternative method as permitted by the Rule, which requires that minimum net capital be the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3. G.research is exempt from Rule 15c3-3 pursuant to paragraph (k)(2)(ii) of that rule which exempts all customer transactions cleared through another broker-dealer on a fully disclosed basis. In addition, our assets at the clearing broker-dealer are treated as allowable assets for net capital purposes as we have in place PAIB agreements pursuant to Rule 15c3-3. These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made, or cash dividends paid if certain minimum net capital requirements are not met. G.research had net capital, as defined, of $2,116,827 and $3,490,673 exceeding the required amount of $250,000 by $1,866,827 and $3,240,673 September 30, 2021 and December 31, 2020, respectively.

Index
11. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure through November 15, 2021, the date of this report and the Company has not identified any subsequent events not otherwise reported in these financial statements or the notes thereto, that required recognition or additional disclosures in the financial statements.

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

Index
RESULTS OF OPERATIONS

The following table (in thousands, except per share data) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Income contained in our condensed consolidated financial statements and should be read in conjunction with those statements included in Part I, Item 1 of this Form 10-Q:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues
Commissions	$492	$1,066	$1,714	$3,205
Fees earned from affiliated entities pursuant to research services agreements	-	-	-	-
Principal transactions	(21)	(3)	(26)	(6)
Dividends and interest	4	7	16	55
Underwriting fees	-	-	6	30
Sales manager fees	-	-	-	335
Other revenues	(2)	12	25	15
Total revenues	473	1,082	1,736	3,635
Expenses
Compensation and related costs	277	750	1,591	2,730
Clearing charges	207	276	556	894
General and administrative	274	264	993	922
Occupancy and equipment	63	117	226	274
Total expenses	820	1,407	3,366	4,820
Loss before income tax benefit	(347)	(325)	(1,631)	(1,186)
Income tax benefit	-	(61)	-	(329)
Net loss	$(347)	$(264)	$(1,631)	$(857)

Net loss per share
Basic and diluted	$(0.58)	$(0.44)	$(2.72)	$(1.43)

Three Months Ended September 30, 2021 as Compared to the Three Months Ended September 30, 2020

Revenues

Institutional research service revenues were $0.5 million for the three months ended September 30, 2021, $0.6million, or 53.8%, lower than total revenues of $1.1 million for the three months ended September 30, 2020. Institutional research services revenues by revenue component, excluding principal transactions and dividends and interest, were as follows (dollars in thousands):
	Three Months Ended September 30,		Increase (Decrease)
	2021	2020	$	%
Commissions	$441	$979	$(538)	-54.9%
Hard dollar payments	51	87	(36)	-41.3%
	492	1,066	$(574)	-53.8%
Research services	-	-	-	n/a
Underwriting fees	-	-	-	n/a
Sales manager fees	-	-	-	n/a
Total	$492	$1,066	$(574)	-53.8%

Index
Commissions and hard dollar payments for the three months ended September 30, 2021 were $0.5 million, a $0.6 million, or 53.8%, decrease from $1.1 million in the comparable 2020 period. The decrease was primarily due to lower brokerage commissions from securities transactions executed on an agency basis. For the three months ended September 30, 2021 and 2020, respectively, G.research earned $0.3 million and $0.7 million, or approximately 57% and 69%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC (“Gabelli Funds”) and clients advised by GAMCO Asset Management Inc. (“GAMCO Asset”).

Principal Transactions

During the three months ended September 30, 2021 and 2020, net losses from principal transactions were negligible.

Interest and dividend income declined to negligible levels from $0.01 for the three months ended September 30, 2021 primarily due to the drop in short-term interest rates and lower cash and cash equivalents balances.

Expenses

Total expenses were $0.8 million for the three months ended September 30, 2021, a decrease of $0.6 million, or 41.7%, from $1.4 million in the comparable 2020 period. The decrease results primarily from lower compensation and related costs.

Compensation costs, which includes salaries, bonuses, and benefits, were $0.3 million for the three months ended September 30, 2021, a decrease of $0.5 million from $0.8 million for the three months ended September 30, 2020. The decrease was due to headcount reductions.

Income Tax Benefit

For the three months ended September 30, 2021 and 2020, we recorded income tax benefits of $0.0 million and $0.1 million, respectively, and the effective tax rate (“ETR”) was 0.0% and 18.8%, respectively. The ETR decrease was primarily related to a net operating loss increase offset by the recording of a valuation allowance against the net deferred tax assets.

Net Loss

Net loss for the three months ended September 30, 2021 was $0.3 million versus $0.3 million for the three months ended September 30, 2020.

Nine Months Ended September 30, 2021 as Compared to the Nine Months Ended September 30, 2020

Revenues

Institutional research service revenues were $1.7 million for nine months ended September 30, 2021, $1.9 million, or 51.8%, lower than total revenues of $3.6 million for the nine months ended September 30, 2020. Institutional research services revenues by revenue component, excluding principal transactions and dividends and interest, were as follows (dollars in thousands):

Index
	Nine Months Ended September 30,		Increase (Decrease)
	2021	2020		$	%
Commissions	$1,525	$2,916	$(1,390)		-47.7%
Hard dollar payments	189	290	(101)		-34.8%
	1,714	3,205	$(1,491)		-46.5%
Research services	-	-	-		n/a
Underwriting fees	6	30	(24)		-79.3%
Sales manager fees	-	335	(335)		-100.0%
Total	$1,721	$3,571	$(1,850)		-51.8%

Commissions and hard dollar payments in the 2021 period were $1.7 million, a $1.4 million, or 46.5%, decrease from $3.2 million in the comparable 2020 period. The decrease was primarily due to lower brokerage commissions from securities transactions executed on an agency basis. For the nine months ended September 30, 2021, respectively, G.research earned $0.9 million and $2.2 million, or approximately 55% and 68%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds and clients advised by GAMCO Asset.

The Company participated as agent in the secondary offerings of GGN. Pursuant to sales agreements between the parties, the Company earned sales manager fees related to this offering of $0.0 million and $0.3 million for the nine months ended September 30, 2021 and 2020, respectively.

Principal Transactions

During the nine months ended September 30, 2021 and 2020, net losses from principal transactions were negligible.

Interest and dividend income declined $0.04 million to $0.01 million in the nine months ended September 30, 2021 from $0.05 million in the comparable 2020 period primarily due to lower short-term interest rates and lower cash and cash equivalents balances.

Expenses

Total expenses were $3.3 million for the nine months ended September 30, 2021, a decrease of $1.5 million, or 30.2%, from $4.8 million in the comparable 2020 period. The decrease results primarily from lower compensation and related costs and clearing expenses.

Compensation costs, which includes salaries, bonuses, and benefits, were $1.6 million for the nine months ended September 30, 2021, a decrease of $1.1 million from $2.7 million for the nine months ended September 30, 2020. The decrease was due to headcount reductions.

Clearing expenses decreased by $0.3 million to $0.6 million for the nine months ended September 30, 2021 from $0.9 million for the same period in 2020. The decrease was in line with the decrease in agency commissions.

Income Tax Benefit

For the nine months ended September 30, 2021 and 2020, we recorded income tax benefits of $0.0 million and $0.3 million, respectively, and the ETR was 0.0% and 27.7%, respectively. The ETR decrease was primarily related to a net operating loss increase offset by the recording of a valuation allowance against the net deferred tax assets.

Index
Net Loss

Net loss for the nine months ended September 30, 2021 was $1.6 million versus $0.9 million for the nine months ended September 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, comprised primarily of a 100% U.S. Treasury money market fund, The Gabelli U.S. Treasury Money Market Fund, advised by Gabelli Funds, LLC, which is an affiliate of the Company. Summary cash flow data for the first nine months of 2021 and 2020 was as follows (in thousands):

	Nine months ended September 30,
	2021	2020
Cash flows provided by (used in) activities:
Operating activities	$(1,670)	$(1,177)
Net decrease in cash and cash equivalents	(1,670)	(1,177)
Cash and cash equivalents, beginning of period	4,946	6,587
Cash and cash equivalents, end of period	$3,277	$5,610

Net cash used by operating activities was $1.7 million for the nine months ended September 30, 2021, resulting from a net loss of $1.6 million and net decrease in operating assets of $0.1 million.

As of September 30, 2021, the Company had cash and cash equivalents of $3.3 million, a decrease of $2.4 million from December 31, 2020, primarily due to the Company’s operating activities. Net cash used by operating activities was $1.2 million for the nine months ended September 30, 2020, resulting from a net loss of $0.9 million adjusted for certain non-cash items and changes in assets and liabilities.

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

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures. However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations, or cash flows at September 30, 2021. See also Note 9, Guarantees, Contingencies, and Commitments, to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.

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

MORGAN GROUP HOLDING CO.
(Registrant)

By:	/s/ Joseph L. Fernandez
Name:	Joseph L. Fernandez
Title:	Executive Vice President - Finance

Date:	November 15, 2021