Form 10-K
period 2021-12-31
MORGAN GROUP HOLDING CO
filed 2022-04-01
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021
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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act Yes ☐ No ☒.

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

As of June 30, 2021, the aggregate market value of the Registrant’s voting and nonvoting common equity held by non-affiliates of the Registrant was approximately $206,725 which value, solely for the purposes of this calculation, excludes shares held by the Registrant’s officers, directors, and their affiliates.  Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at January 31, 2022
Common Stock, $0.01 par value	600,090

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant’s definitive proxy statement relating to the 2021 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

Morgan Group Holding Co.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2021

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

Institutional Services

G.research’s revenues are derived primarily from institutional services, underwriting fees (primarily for the Company) and selling concessions.

G.research generates revenues via direct fees and commissions on securities transactions executed on an agency basis on behalf of clients. Clients include institutional investors (e.g., hedge funds and asset managers) as well as affiliated mutual funds and managed accounts. Institutional research services revenues totaled $2.3 million and $4.3 million for the years ended December 31, 2021 and 2020, respectively.

A significant portion of G.research institutional research services are provided to GAMCO Investors Inc., (“GAMCO”)  and its affiliates.  For the years ended December 31, 2021 and 2020, respectively, G.research earned $1.2 million and $2.5 million, or approximately 55% and 64%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC (“Gabelli Funds”) and clients advised by GAMCO Asset Management Inc. (“GAMCO Asset” ). The agreements between G.research and Gabelli Funds and GAMCO Asset to provide institutional research services were terminated effective January 1, 2020. We can provide no assurance that GAMCO and its affiliates will continue to use G.research’s institutional  brokerage services to the same extent in the future. G.research continues to pursue expansion of third party and affiliated activities.

Underwriting

In October 2021, G.research participated in the secondary offering of the Gabelli Dividend & Income Trust Preferred 4.25% Series K as a member of the underwriting syndicate and selling group earning $50,823 and $144,950, respectively. In December 2021, G.research entered into placement agent agreement for the private placement of The Gabelli Equity Trust Inc. earning $500,000 and is included in a receivable in other assets

During 2020, G.research participated as Sales Manager in the at market offerings of The GAMCO Global Gold, Natural Resources & Income Trust. For the year ended December 31, 2020, G.research earned $334,825 for these roles.

Index
Business Strategy

Our strategy is to continue to operate and expand our institutional brokerage business through the coverage of additional market sectors and companies.  In order to achieve performance and growth in revenues and profitability, we are pursuing a strategy which includes the following key elements:

Attracting and Retaining Experienced Professionals

We offer significant variable compensation that provides opportunities to our staff.  Our ability to attract and retain highly experienced investment and other professionals with a long-term commitment to us and our clients has been, and will continue to be, a significant factor in our long term growth.

Competition

The institutional brokerages services industry is intensely competitive and is expected to remain so.  We face competition in all aspects of our business and in each of our investment strategies from other managers both in the United States and globally.  We compete with other institutional research firms, insurance companies, brokerage firms, banks, and other financial institutions that offer services that have similar features and investment objectives.  Many of these competitors are subsidiaries of large diversified financial companies and may have access to greater resources, including liquidity sources, not available to us.  Historically, we have competed primarily on the basis of the superior service.  However, we have taken steps to increase our outreach to the investment community, brand name awareness and marketing efforts.  However, no assurance can be given that our efforts to obtain new business will be successful.

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

Broker-Dealer and Trading and Investment Regulation

G.research is registered as broker-dealer with the SEC and is subject to regulation by FINRA and various states.  In its capacity as a broker-dealer, G.research is required to maintain certain minimum net capital amounts.  These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made or cash dividends paid if certain minimum net capital requirements are not met.  G.research’s net capital, as defined, met or exceeded all minimum requirements as of December 31, 2021. As a registered broker-dealer, G.research is also subject to periodic examination by FINRA, the SEC and the state regulatory authorities.

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

Index
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

Employees

The Company has one executive officer and 4 employees performing day-to-day functions. The Company was a subsidiary of AC and can avail itself of the transition services agreement with GAMCO.

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

Index
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

	High	Low
2021 Fiscal Year
First Quarter	$8.28	$6.00
Second Quarter	$8.00	$5.00
Third Quarter	$6.00	$5.20
Fourth Quarter	$5.50	$2.25

2020 Fiscal Year
First Quarter	$60.00	$21.00
Second Quarter	$45.00	$10.75
Third Quarter	$20.00	$6.14
Fourth Quarter	$8.00	$6.18

ITEM 6:	SELECTED FINANCIAL DATA

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Index
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

Operating Results for the Year Ended December 31, 2021 as Compared to the Year Ended December 31, 2020

Revenues

Institutional research service revenues were $3.0 million for the year ended December 31, 2021, $1.4 million, or 32.2%, lower than total revenues of $4.4 million for the year ended December 31, 2020.  Institutional research services revenues by revenue component, excluding principal transactions, were as follows (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2021	2020		$	%
Commissions	$2,024	$3,586	$(1,562)		-43.6%
Hard dollar payments	227	365	(138)		-37.8%
	2,251	3,951	$(1,700)		-43.0%
Underwriting fees	702	70	632		896.0%
Sales manager fees	-	335	(335)		-100.0%
Total	$2,953	$4,356	$(1,404)		-32.2%

Commissions and hard dollar payments in the 2021 period were $2.3 million, a $1.7 million or 43.0% decrease from $4.0 million in 2020.  The decrease was primarily due to higher brokerage commissions from securities transactions executed on an agency basis. For the years ended December 31, 2021 and 2020, respectively, G.research earned $1.2 million and $2.6 million, or approximately 55% and 64%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC (“Gabelli Funds”) and clients advised by GAMCO Asset.

Underwriting fees increased $0.6 million during 2021 over the prior year amount.

Principal Transactions

During 2021, net losses from principal transactions were negligible.

Interest and dividend income declined to $0.02 million in 2021 from $0.1 million in 2020 primarily due to the continued decline in short-term rates.

Index
Expenses

Total expenses were $4.6 million during 2021, a decrease of $1.5 million, or 24.6%, from $6.1 million in the 2020 period.  The decrease results primarily from lower compensation costs and a reduction of expenses across all categories.

Compensation costs, which includes salaries, bonuses and benefits, were $2.2 million for the year ended December 31, 2021, a decrease of $1.2 million from $3.4 million for the year ended December 31, 2020 and is due to headcount reductions related to the cessation of research services and the continued streamlining of operations.

Income Tax Benefit

We recorded income tax expense of $0.0 million and income tax benefit of $0.2 million for the years ended December 31, 2021 and 2020, respectively.  The ETR was -0.1% and 12.4% for the periods ended December 31, 2021 and 2020, respectively.

Net Loss

Net loss for the year ended December 31, 2021 was $1.6 million versus $1.4 million for the year ended December 31, 2020.

Liquidity and Capital Resources

Summary cash flow data is as follows (in thousands):

	Year Ended December 31,
	2021	2020
Cash flows provided by (used in):
Operating activities	$(1,708)	$(1,840)
Investing activities	-	(1)
Net (decrease) in cash and cash equivalents	(1,708)	(1,841)
Cash and cash equivalents and restricted cash at beginning of year	4,946	6,787
Cash and cash equivalents and restricted cash at end of year	3,239	4,946

Net cash used by operating activities was $1.7 million for the year ended December 31, 2021, resulting from a net loss of $1.6 million and net increase in operating assets of $0.5 million.  Net cash used by operating activities was $1.8 million for the year ended December 31, 2020, resulting from a net loss of $1.4 million and a net increase of in operating liabilities of $0.4 million.

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

Index
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

Income Taxes

Deferred tax assets and liabilities are recorded for temporary differences between the tax basis of assets and liabilities and the reported amounts on the consolidated financial statements using the statutory tax rates in effect for the year when the reported amount of the asset or liability is expected to be recovered or settled, respectively. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is recorded to reduce the carrying values of deferred tax assets to the amount that is more likely than not to be realized. For each tax position taken or expected to be taken in a tax return, the Company determines whether it is more likely than not that the position will be sustained upon examination based on the technical merits of the position, including resolution of any related appeals or litigation. A tax position that meets the more likely than not recognition threshold is measured to determine the amount of benefit to recognize. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon settlement. The Company recognizes the accrual of interest on uncertain tax positions and penalties in the income tax provision on the consolidated statements of operations..

See Note B, Significant Accounting Policies – Income Taxes and G. Income Taxes, in the consolidated financial statements.

Index
Credit Losses

The Company measures all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Any allowance for credit losses are deducted from the amortized cost of the financial asset to present the net amount expected to be collected. The Statement of Operations will reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period.

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

Index
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Morgan Group Holding Co.;

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Morgan Group Holding Co. and its subsidiary (the Company) as of December 31, 2021 and 2020, the related consolidated statements of operations, equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ RSM US, LLP

We have served as the Company's auditor since 2021

New York, New York
March 31, 2022

Index

MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Year Ended December 31,
	2021	2020
Revenues
Commissions	$2,250,662	$3,950,998
Principal transactions	(25,888)	(2,082)
Dividends and interest	20,322	64,504
Underwriting fees	702,035	70,488
Sales manager fees	-	334,825
Other revenues	26,889	17,196
Total revenues	2,974,020	4,435,929
Expenses
Compensation and related costs	2,141,754	3,445,893
Clearing charges	803,588	1,107,497
General and administrative	1,208,046	1,054,798
Occupancy and equipment	390,969	461,220
Total expenses	4,544,357	6,069,408
Loss before income tax benefit	(1,570,337)	(1,633,479)
Income tax benefit	723	(203,443)
Net loss	$(1,571,060)	$(1,430,036)

Net loss per share
Basic	$(2.62)	$(2.38)
Diluted	$(2.62)	$(2.38)

Weighted average shares outstanding:
Basic	600,090	600,090
Diluted	600,090	600,090

Actual shares outstanding	600,090	600,090

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	December 31, 2021	December 31, 2020
ASSETS

Cash and cash equivalents	$2,888,897	$4,746,403
Receivables from brokers and clearing organizations	95,746	66,211
Receivables from affiliates	11,715	62,514
Deposits with clearing organizations	350,000	200,000
Income taxes receivable (including deferred tax asset of $0 and $2,930, respectively)	275,285	273,735
Fixed assets, net of accumulated depreciation of $40,956 and $28,435, respectively	22,703	33,915
Other assets	679,524	220,799
Total assets	$4,323,870	$5,603,577

LIABILITIES AND EQUITY

Compensation payable	$474,717	$455,492
Payable to affiliates	46	29,376
Income tax payable	48,350	46,850
Accrued expenses and other liabilities	764,512	464,554
Total liabilities	1,287,625	996,272

Commitments and contingencies (Note J)

Equity
Common stock, $0.01 par value; 100,000,000 and 100,000,000 shares authorized, respectively, and 600,090 and 600,090 issued and outstanding, respectively	6,001	6,001
Additional paid-in capital	53,886,180	53,886,180
Accumulated deficit	(50,855,936)	(49,284,876)
Total equity	3,036,245	4,607,305
Total liabilities and equity	$4,323,870	$5,603,577

See accompanying notes.

Index
 MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2019	600,090	$6,001	$53,886,180	$(47,854,840)	$6,037,341
Net loss		-	-	(1,430,036)	(1,430,036)
Balance at December 31, 2020	600,090	6,001	53,886,180	(49,284,876)	4,607,305
Net loss			-	(1,571,060)	(1,571,060)
Balance at December 31, 2021	600,090	6,001	53,886,180	(50,855,936)	3,036,245

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020

	Year Ended December 31,
	2021	2020
Operating activities
Net loss	$(1,571,060)	$(1,430,036)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	11,212	11,383
Deferred income tax, net	-	2,930
Other non-cash amounts included in net loss (see Non-cash financing activity)	-	-
(Increase)/decrease in operating assets:
Receivables from brokers and clearing organizations	(29,535)	742,475
Receivables from affiliates	50,799	(34,098)
Income taxes receivable	(1,550)	(92,269)
Other assets	(458,725)	61,097

Increase/(decrease) in operating liabilities:
Payable to affiliates	(29,329)	(954,048)
Income taxes payable	1,500	(6,722)
Compensation payable	19,225	(254,171)
Accrued expenses and other liabilities	299,957	113,607
Total adjustments	(136,446)	(409,816)
Net cash used in operating activities	(1,707,506)	(1,839,852)

Investing activities
Purchases of fixed assets	-	(842)
Net cash used in investing activities	$-	$(842)

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2021 AND 2020
(continued)

	Year Ended December 31,
	2021	2020
Net increase/(decrease) in cash and cash equivalents and restricted cash	(1,707,506)	(1,840,694)
Cash, cash equivalents and restricted cash at beginning of period	4,946,403	6,787,097
Cash, cash equivalents and restricted cash at end of period	$3,238,897	$4,946,403

Supplemental disclosures of cash flow information:
Cash received from Associated Capital Group, Inc. for Income taxes	$-	$107,158

Reconciliation to cash, cash equivalents and restricted cash
Cash and cash equivalents	$2,888,897	$4,746,403
Restricted cash: deposits from clearing organizations	350,000	200,000
Cash, cash equivalents and restricted cash	$3,238,897	$4,946,403

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

•
Level 2 inputs utilize inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. Level 2 inputs include quoted prices for similar assets and liabilities in active markets and inputs other than quoted prices that are observable for the asset or liability, such as interest rates and yield curves that are observable at commonly quoted intervals.  As of and during the years ended December 31, 2021 and 2020, there were no Level 2 securities owned.

•
Level 3 inputs are unobservable inputs for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.  These assets include infrequently traded common stocks.  As of and during the years ended December 31, 2021 and 2020, there were no Level 3 securities owned.

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

Receivables from Affiliates/Payables to Affiliates

Receivables from affiliates consist of receivables from certain affiliates for expenses paid on their behalf.  In 2021 and 2020, payables to affiliates are primarily comprised of sales manager fees and expenses paid on behalf of the Company due to AC. See Notes D and G.

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

Income Taxes

For the year ended December 31, 2020, the Company is a member of a tax sharing agreement among members of the AC consolidated tax group and records an income tax provision.  The Company generally settles either the benefit or expense with AC monthly, but not less than annually.  The Company accounts for income taxes under the asset and liability method, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  Under this method, deferred tax assets and liabilities are determined based on the differences between the financial statement and tax basis of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse.  The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income tax expense/benefit in the period that includes the enactment date of the change in tax rate.

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

Credit Losses

The Company measures all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Any allowance for credit losses are deducted from the amortized cost of the financial asset to present the net amount expected to be collected. The Statement of Operations will reflect the measurement of credit losses for newly recognized financial assets as well as the expected increases or decreases of expected credit losses that have taken place during the period.

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

Total revenues from contracts with customers by type were as follows for the years ended December 31, 2021 and 2020:

	Years ended December 31,
	2021	2020
Commissions	$2,023,847	$3,586,066
Hard dollar payments	226,815	364,932
	2,250,662	3,950,998
Underwriting fees	702,035	70,488
Sales manager fees	-	334,825
	$2,952,697	$4,356,311

D. Related Party Transactions

At December 31, 2021 and 2020, the Company had an investment of $2,859,939 and $ 4,724,290, respectively, in The Gabelli U.S. Treasury Money Market Fund advised by Gabelli Funds, LLC, which is an affiliate of the Company. The amount is recorded in cash and cash equivalents in the Consolidated Statements of Financial Condition. Income earned from this investment totaled $232 and $39,713 in 2021 and 2020, respectively, and is included in dividends and interest revenues in the Consolidated Statements of Operations.

In 2021 and 2020, the Company earned $1,243,412 and $2,582,914 or approximately, 55% and 64%, respectively, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC., (“Gabelli Funds”) and private wealth management clients advised by GAMCO Asset Management Inc., (“GAMCO Asset”), each affiliates of the Company.

The Company participated as agent in the secondary offerings of the GAMCO Global Gold, Natural Resources & Income Trust (“GGN”).  Pursuant to sales agreements between the parties, the Company earned sales manager fees related to this offering of $334,825 during 2020. Sales manager fees are separately disclosed in the Consolidated Statements of Operations.

Index
The Company participated in the secondary offerings of the preferred stock of affiliated closed end funds during 2021 and 2020 as participants in the underwriting syndicate and selling groups earning $702,035 and $16,000, respectively.

AC has a sublease agreement with GBL that currently expires on April 1, 2020, which is subject to annual renewal. AC allocates this expense to the Company based on the percentage of square footage occupied by the Company’s employees (including pro rata allocation of common space).  Pursuant to the sublease, AC and the Company shall pay a monthly fixed lease amount for the twelve month contractual period. For the years ended December 31, 2021 and 2020, the Company paid $80,518 and $105,617, respectively, under the sublease agreement. These amounts are included within occupancy and equipment expenses on the Consolidated Statements of Operations. At December 31, 2021 a $500,000 placement fee was due from the Gabelli Equity Trust and included in a receivable in other assets.

E. Fair Value

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of December 31, 2021 and 2020 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2021:

	December 31, 2021
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$2,859,939	$-	$-	$2,859,939
Total assets at fair value	$2,859,939	$-	$-	$2,859,939

There were no transfers between any Levels during the year ended December 31, 2021.

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2020:

	December 31, 2020
Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$4,724,290	$-	$-	$4,724,290
Total assets at fair value	$4,724,290	$-	$-	$4,724,290

There were no transfers between any Levels during the year ended December 31, 2020.

Index
F. Retirement Plan

The Company participates in Associated Capital’s incentive savings plan (the “Plan”), covering substantially all employees. Company contributions to the Plan are determined annually by management of the Company and AC’s Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. Amounts expensed for allocated contributions to this Plan, resulted in a credit of $(10,295) for the year ended December 31, 2021 as reductions in headcount reduced the Plan contribution and $17,746 for 2020 were recorded as compensation and related costs in the Statement of Operations.

G. Income Taxes

As of August 5, 2020, the operations of Morgan Group Holdings Co. were included in the consolidated U.S. federal and certain state and local income tax returns of AC. The Company’s federal and certain state and local income taxes are calculated as if the Company filed on a separate return basis, and the amount of current tax or benefit is either remitted to or received from AC using a benefit for loss approach such that the net operating loss (or other tax attribute) is characterized as realized by the Company when those tax attributes are utilized in the consolidated tax return of AC. This is the case even if the Company would not otherwise have realized those tax attributes.

On August 5, 2020, Associated Capital Group, Inc. distributed all its shares of Morgan Group Holdings, Co. (“Morgan”).  Management concluded that the spin-off of the Morgan Group Holdings, Co. group represented a strategic shift pursuant to Accounting Standards Update No. 2014-08.  For Federal income tax purposes, the transaction was considered a tax-free spin-off under IRC Section 355 and Morgan Group Holdings, Co. files standalone Federal and State tax returns from the date of the spin-off.

Any tax attributes generated by the Company will not be immediately realized after August 5, 2020 but will instead be deferred and classified as net operating losses and/or other tax attribute carryforwards.

Income tax benefit for the years ending December 31 consisted of:

	2021	2020
Federal:
Current	$-	$(186,217)
Deferred	-	2,572
State and local:
Current	723	(20,159)
Deferred	-	361
Total	$723	$(203,443)

A reconciliation of the federal statutory rate to the effective tax rate for the years ended December 31 is set forth below:

	2021	2020
Statutory Federal income tax rate	21.0%	21.0%
State income tax, net of Federal benefit	5.10%	3.12%
State Valuation Allowance	-5.14%	-2.17%
Federal Valuation Allowance	-21.20%	-8.29%
Other	0.19%	-1.23%
Effective income tax rate	-0.05%	12.43%

Index
Significant components of our deferred tax assets and liabilities as of December 31, 2021 and 2020 are as follows:

	2021	2020
Deferred tax assets:
Federal and State NOL Carryforward	$779,104	$337,606
Stock-based Compensation Expense	-	-
Compensation	-	-
Other	13,640	29,650
Total Gross DTA	792,744	367,256
Less: Valuation Allowance	(789,809)	(354,833)
Total Deferred Tax Assets	$2,935	$12,423

Deferred tax liabilities:
Stock Based Compensation	$(2,935)	$(9,468)
Deferred State Income Tax	-	(2,955)
	(2,935)	(12,423)
Net deferred tax assets	$-	$-

In accordance with IRC Section 382 corporations are generally required to limit the amount of its income in future years that can be offset by historic losses, i.e., net operating loss (NOL) carryforwards and certain built-in losses, after a corporation has undergone an ownership change. As a result of the Company’s equity financings in recent years, the Company underwent changes in ownership pursuant to the provisions of the IRC Section 382, therefore, annual use of any of the Company’s net operating loss carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three-year period.

At December 31, 2021 and 2020, for Federal and for certain states in which the Company files separate tax returns, the Company recorded deferred tax assets of approximately $789,809 and $354,833 respectively, relating to net operating losses. The Company concluded that it is not more likely than not that the benefit from federal net operating loss and the state net operating loss carryforwards will be realized and has provided a valuation allowance for the full amount of the related deferred tax assets.

Taxes receivable and payable of $275,285 and $48,350, respectively, represent a net balance due from AC for the Company’s losses utilized by AC through the date of the spin-off, August 5, 2020.

As of December 31, 2021, the Company is not aware of any potentially material uncertain tax positions that were not included in the Company’s financial statements. The Company, which includes G. research, LLC and was part of the AC’s unitary filing group through August 5, 2020, is not under any tax examination as of December 31, 2021. The Company has filed its 2020 corporate income tax returns in states where they have determined a filing obligation exists. The Company believes there are no uncertain tax positions (“UTPs”) as it relates to their federal and state filings, and as such has not recorded any tax expense related to UTPs.

As of December 31, 2021 and 2020, management has not identified any potential subsequent events that could have a significant impact on unrecognized tax benefits within the next twelve months. The Company remains subject to income tax examination by the IRS for years after 2017 and state examinations for years after 2016.

H.  Earnings per Share

Basic earnings per share is computed by dividing net income/(loss) attributable to shareholders by the weighted average number of shares outstanding during the period.

There were no dilutive shares outstanding during the periods.

Index
The computations of basic and diluted net loss per share are as follows (in thousands, except per share data):

	For the Years Ending December 31,
	2021	2020
Basic:
Net loss attributable to shareholders	$(1,571,060)	$(1,430,036)
Weighted average shares outstanding	600,090	600,090

Basic net loss attributable per share	$(2.62)	$(2.38)

Diluted:
Net loss attributable to shareholders	$(1,571,060)	$(1,430,036)
Weighted average shares outstanding	600,090	600,090

Diluted net loss per share	$(2.62)	$(2.38)

I. Equity

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

Note D Related Party Transactions for detail.

J. Guarantees, Contingencies, and Commitments

The Company has agreed to indemnify its clearing brokers for losses they may sustain from the customer accounts that trade on margin introduced by the Company. At December 31, 2021 and 2020, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial. The Company also has entered into arrangements with various other third parties, many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of the Company’s obligations under the agreements. The Company has had no claims or payments pursuant to these or prior agreements, and management believes the likelihood of a claim being made is remote, and therefore, an accrual has not been made in the financial statements.

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

Index
K. Net Capital Requirements

As a registered broker-dealer, G.research is subject to the SEC Uniform Net Capital Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. G.research computes its net capital under the alternative method as permitted by the Rule, which requires that minimum net capital be the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3. G.research is exempt from Rule 15c3-3 pursuant to paragraph (k)(2)(ii) of that rule which exempts all customer transactions cleared through another broker-dealer on a fully disclosed basis. In addition, our assets at the clearing broker-dealer are treated as allowable assets for net capital purposes as we have in place PAIB agreements pursuant to Rule 15c3-3. These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made or cash dividends paid if certain minimum net capital requirements are not met. G.research had net capital, as defined, of $1,874,428 and $3,490,673, exceeding the required amount of $250,000 by $1,624,428 and $3,240,673 at December 31, 2021 and 2020, respectively.

L. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure through March 31, 2022, the date of this report and the Company has not identified any subsequent events not otherwise reported in these financial statements or the notes thereto, that required recognition or additional disclosures in the financial statements.

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

Management’s Report on Internal Control Over Financial Reporting

Morgan Group management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Management, with the participation of the principal executive officer and under the supervision of the principal financial officer, conducted an evaluation of the effectiveness of Morgan’s internal control over financial reporting as of December 31, 2021 as required by Rule 13a-15(c) of the Exchange Act. There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal control over financial reporting controls can only provide reasonable assurance of achieving their control objectives. In making its assessment of the effectiveness of its internal control over financial reporting, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013.

Based on its evaluation, management concluded that, as of December 31, 2021, the Company maintained effective internal control over financial reporting. This annual report does not include an audit attestation report on the Company’s internal control over financial reporting of the Company’s independent registered public accounting firm due to the rules of the SEC for non-accelerated filers.

ITEM 9B:	OTHER INFORMATION

None.

Index
PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following information provides the name, business address, principal occupation, employment history positions, offices or employments for the past five years and ages as of March 31, 2022 for our executive officers and directors.  The business address of our officers and directors is 401 Theodore Fremd Avenue, Rye, NY 10583.

Executive Officers

Name	Age	Title
Vincent M. Amabile, Jr.	44	President
Joseph L. Fernandez	60	Executive Vice President–Finance

The biographical information of each of our executive officers is included below under the caption “Board of Directors”

Board of Directors

Under Delaware law, the business and affairs of the Company will be managed under the direction of our Board.  Our certificate of incorporation and bylaws provide that the number of directors may be fixed by our Board from time to time.  Members of the Board are elected and serve for one year terms or until their successors are elected qualify.  As of March 31, 2022, our Board consists of the individuals listed below (ages as of March 31, 2022).

Name	Age
Vincent M. Amabile, Jr.	44
Joseph L. Fernandez	60
Cornelius V. McGinitiy	57

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

The following table sets forth information about compensation for our principal executive officer and our principal financial officer (collectively, the “named executive officers”). These named executive officers were employed by G.research during 2020 and 2021, as result the compensation table reflects compensation received connection with such employment.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	All Other Compensation	Total
		($)	($)	($)	($)
Vincent M. Amabile, Jr. Principal Executive Officer	2021	170,000	—	29,370 (1)	229,370
	2020	170,000		22,820 (1)	192,820

Joseph L. Fernandez Principal Financial Officer (2)	2020	180,000	25,000	—	205,000
	2021	180,000	40,000	—	220,000

(1)	Represents a share of brokerage commissions earned by G.research.

(2)	Mr. Fernandez joined G.research as an officer on June 1, 2019.

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

We have based the percentage of class amounts set forth below on each indicated person’s beneficial ownership of our Common Stock on 600,090 shares outstanding on December 31, 2021.

	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Name of Beneficial Owner
5% or More Stockholders
Mario J. Gabelli (1)	370,887	61.81%

Directors and Executive Officers
Vincent M. Amabile, Jr.	50,000	8.33%
Joseph L. Fernandez	—	—
Cornelius V. McGinity	—	—
All Directors and Executive Officers as a Group (3 persons)	50,000	8.33%

(1)
ACG indirectly owned 500,000 shares of our Common Stock, representing approximately 83.3% of the outstanding shares of our Common Stock. Based upon information previously filed with the SEC, Mario J. Gabelli controls approximately 95.17% of the voting power over ACG and through this controlling interest power over ACG may be deemed to beneficially own the 500,000 shares of our Common Stock owned by ACG. Mr. Gabelli, directly and indirectly through a partnership of which he serves as general partner, beneficially owns 6,505 shares of our Common Stock, representing approximately 1.1% of the outstanding shares. Mr. Gabelli also beneficially owns 17,352 shares of our Common Stock, representing approximately 2.9% of the outstanding shares, held indirectly through LICT Corporation for which Mr. Gabelli currently serves as chief executive officer and owns approximately 39.2% of its outstanding common stock. Following the Spin-Off, (i) GGCP, Inc., a privately held company for which Mr. Gabelli is the chief executive officer, a director and controlling shareholder, will beneficially own approximately 412,638 shares of our Common Stock, representing approximately 68.76% of the outstanding shares, (ii) Mr. Gabelli will, directly and indirectly through the aforementioned partnership, beneficially own approximately 13,690 shares of our Common Stock, representing approximately 2.28% of the outstanding shares, (iii) and LICT Corporation will beneficially own 17,352 shares of our Common Stock, representing approximately 2.89% of the outstanding shares. On March 1, 2021 GGCP distributed it’s ownership in our stock to it’s shareholders. Following the distribution, Mr Gabelli’s beneficial ownership was reduced to 370,887 shares or 61.81%

Index
ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2021, Mario J. Gabelli and his affiliates beneficially own approximately 61.81% of our Common Stock.

G.research has provided research and brokerage services to affiliates of GAMCO in the ordinary course of business for standard compensatory fees and commission.  G.research earned $1.2 million and $2.6 million, or approximately 55% and 64%, of its commission revenue for the years ended December 31, 2021 and 2020, respectively, from transactions executed on behalf of clients advised by affiliates of GAMCO.

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

As required by GR Code of Ethics, GR staff members are required to maintain their brokerage accounts at G.research unless they receive permission to maintain an outside account. G.research offers all of these staff members the opportunity to engage in brokerage transactions at discounted rates.  Accordingly, many of GR’s staff members, including the executive officers or entities controlled by them, have brokerage accounts at G.research and have engaged in securities transactions through it at discounted rates.

Our directors, Mr. Amabile and Mr. Fernandez are, respectively, President and Executive Vice President, Financial Operations of G,research, our wholly-owned subsidiary.

Index
ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees 2021

a. Fee billed by Deloitte consent fee 2019 opinion was $25,000 in RSM 2020 10-K audit.

b. The aggregate fees billed by RSM for professional services rendered for the audit of the Company’s 2020 financial statements was $91,447.

c. RSM US LLP audit fees for 2021 are expected to total $75,000

Audit fees 2020

a. The aggregate fees billed by Deloitte for professional services rendered in connection with 2020 planning was $26,000.

b. The aggregate fees billed by Deloitte in connection with the review of the of the Company’s quarterly filings were $90,000.

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

None.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on March 31, 2022.

MORGAN GROUP HOLDING CO.

By: /s/ Joseph L Fernandez
Name: Joseph L Fernandez
Title: Executive Vice President-Finance

Date: March 31, 2022

Index
POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints  David Goldman and Joseph L Fernandez and each of them, their true and lawful attorney-in-fact and agent with full power of substitution and resubstitution, for them in their name, place and stead, in any and all capacities, to sign any and all amendments to this report and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorney-in-fact and agent full power and authority to do and perform each and every act and thing requisite and necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/Vincent Amabile, Jr.	President and	March 31, 2022
Vincent Amabile, Jr.	Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph L Fernandez	Executive Vice President-Finance	March 31, 2022
Joseph L Fernandez	(Principal Financial Officer)

/s/ Cornelius V. McGinity	Director	March 31, 2022
Cornelius V. McGinity