Form 10-Q
period 2022-03-31
MORGAN GROUP HOLDING CO
filed 2022-05-11
CIK 1162283

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at April 30, 2022
Common Stock, $0.01 par value	600,090

MORGAN GROUP HOLDING CO. AND SUBSIDIARY

* Items other than those listed above have been omitted because they are not applicable.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED

	March 31, 2022	December 31, 2021
ASSETS

Cash and cash equivalents	$2,924,638	$2,888,897
Receivables from brokers and clearing organizations	148,159	95,746
Receivables from affiliates	7,917	11,715
Deposits with clearing organizations	350,000	350,000
Income taxes receivable (including deferred tax asset of $0 and $0, respectively)	275,285	275,285
Fixed assets, net of accumulated depreciation of $54,904 and $52,169 respectively	19,968	22,703
Other assets	148,930	679,524
Total assets	$3,874,897	$4,323,870

LIABILITIES AND EQUITY

Compensation payable	$218,162	$474,717
Payable to affiliates	104	46
Income tax payable	48,350	48,350
Accrued expenses and other liabilities	919,149	764,512
Total liabilities	1,185,765	1,287,625

Commitments and contingencies (Note J)

Equity
Common stock, $0.01 par value; 10,000,000 and 100,000,000 shares authorized, and 600,090 and 600,090 issued and outstanding, respectively	6,001	6,001
Additional paid-in capital	53,886,180	53,886,180
Accumulated deficit	(51,203,049)	(50,855,936)
Total equity	2,689,132	3,036,245
Total liabilities and equity	$3,874,897	$4,323,870

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
	2022	2021
Revenues
Commissions	$503,738	$655,608
Principal transactions	(46)	(3,256)
Dividends and interest	4,939	8,985
Underwriting fees	-	6,311
Other revenues	154	10,453
Total revenues	508,785	678,101
Expenses
Compensation and related costs	327,992	688,153
Clearing charges	229,649	185,025
General and administrative	225,008	266,260
Occupancy and equipment	73,249	101,058
Total expenses	855,898	1,240,496
Loss before income tax benefit	(347,113)	(562,395)
Income tax benefit	-	-
Net loss	$(347,113)	$(562,395)

Net loss per share
Basic and diluted	$(0.58)	$(0.94)

Weighted average shares outstanding:
Basic and diluted	600,090	600,090

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2021	600,090	$6,001	$53,886,180	$(50,855,936)	$3,036,245
Net loss	-	-	-	(347,113)	(347,113)
Balance at March 31, 2022	600,090	6,001	53,886,180	(51,203,049)	2,689,132

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total

Balance at December 31, 2020	600,090	$6,001	$53,886,180	$(49,284,876)	$4,607,305
Net loss	-	-	-	(562,395)	(562,395)
Balance at March 31, 2021	600,090	6,001	53,886,180	(49,847,271)	4,044,910

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three months ended March 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(347,113)	$(562,395)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,735	2,825
(Increase)/decrease in assets:
Receivables from brokers and clearing organizations	(52,413)	(41,099)
Receivables from affiliates	3,798	(52,287)
Other assets	530,593	(11,429)
Increase/(decrease) in liabilities:
Payable to affiliates	58	(14,012)
Compensation payable	(256,555)	(228,076)
Accrued expenses and other liabilities	154,638	79,435
Total adjustments	382,854	(264,643)
Net cash provided by (used in) operating activities	35,741	(827,038)
Net increase (decrease) in cash and cash equivalents and restricted cash	35,741	(827,038)
Cash, cash equivalents, and restricted cash at beginning of period	3,238,897	4,946,403
Cash, cash equivalents, and restricted cash at end of period	$3,274,638	$4,119,365

Reconciliation to cash, cash equivalents, and restricted cash
Cash and cash equivalents	$2,924,638	$3,919,365
Restricted cash: deposits with clearing organizations	350,000	200,000
Cash, cash equivalents, and restricted cash	$3,274,638	$4,119,365

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
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

These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2021.

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

Index
Hard dollar payments. The Company provides research services to unrelated parties, for which direct payment is received. The company may, or may not, have contracts for such services. Where a contract for such services is in place, the contractual fee for the period is recognized ratably over the contract period, which is considered the period over which the Company satisfies its performance obligation. For payments where no research services contract exists, revenue is not recognized until agreement is reached with the client at which time the performance obligation is considered to have been met and revenue is recognized.

Commission revenues are impacted by the perceived value of the research services provided to clients, the volume of securities transactions, and the acquisition or loss of new client relationships.

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

Index
Revenue Disaggregated

Total revenues from contracts with customers by type were as follows for the three months ended March 31, 2022 and 2021:

	Three months ended March 31,
	2022	2021
Commissions	$459,995	$591,248
Hard dollar payments	43,743	64,360
	503,738	655,608
Underwriting fees	-	6,311
	$503,738	$661,919

3. Related Party Transactions

At March 31, 2022 and December 31, 2021, the Company had an investment of $2,893,273 and $2,859,939, respectively, in The Gabelli U.S. Treasury Money Market Fund advised by Gabelli Funds, LLC, which is an affiliate of the Company. The amounts are recorded in cash and cash equivalents in the Condensed Consolidated Statements of Financial Condition. Income earned from this investment totaled $209 and $116 for the three months ended March 31, 2022 and 2021, respectively, and is included in dividends and interest revenues in the Condensed Consolidated Statements of Operations.

For the three months ended March 31, 2022 and 2021, the Company earned $274,895 and $372,250, or approximately 55% and 57%, respectively, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC. (“Gabelli Funds”) and private wealth management clients advised by GAMCO Asset Management Inc., (“GAMCO Asset”), each affiliates of the Company.

AC has a sublease agreement with GBL that expired on April 1, 2020 and continues on a month to month basis. AC allocates this expense to the Company based on the percentage of square footage occupied by the Company’s employees (including pro rata allocation of common space). Pursuant to the sublease, AC pays a monthly fixed lease amount. For the three months ended March 31, 2022 and 2021, the Company paid $14,654 and $26,131, respectively, under the sublease agreement. These amounts are included within occupancy and equipment expenses on the Condensed Consolidated Statements of Operations.

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

Index
The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of  March 31, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets Measured at Fair Value on a Recurring Basis as of March 31, 2022:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$2,893,273	$-	$-	$2,893,273
Total assets at fair value	$2,893,273	$-	$-	$2,893,273

There were no transfers between any levels during the quarter ended March 31, 2022.

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2021:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$2,859,939	$-	$-	$2,859,939
Total assets at fair value	$2,859,939	$-	$-	$2,859,939

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

5. Retirement Plan

The Company participates in Associated Capital’s incentive savings plan (the “Plan”), covering substantially all employees. Company contributions to the Plan are determined annually by management of the Company and AC’s Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. Amounts expensed for allocated contributions to this Plan amounted to approximately $0 and $4,436 for the three months ended March 31, 2022 and 2021, respectively, and were recorded as compensation and related costs in the Condensed Consolidated Statements of Operations.

6. Income Taxes

The effective tax rate for the three months ended March 31, 2022 and 2021 was 0% and 0%, respectively. For the three months ended March 31, 2022 the impact to the effective tax rate was related to the change in the deferred income taxes offset by an increase in the federal and state valuation allowances.

7. Earnings per Share

Basic earnings per share is computed by dividing net income / (loss) attributable to shareholders by the weighted average number of shares outstanding during the period. There were no dilutive shares outstanding during the periods.

Index
The computations of basic and diluted net loss per share are as follows:

	Three Months Ended March 31,
	2022	2021
Basic and diluted:
Net loss attributable to shareholders	$(347,113)	$(562,395)
Weighted average shares outstanding	600,090	600,090
Basic and diluted net loss per share	$(0.58)	$(0.94)

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

9. Guarantees, Contingencies, and Commitments

The Company has agreed to indemnify its clearing brokers for losses they may sustain from the customer accounts that trade on margin introduced by the Company. At March 31, 2022 and December 31, 2021, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial. The Company also has entered into arrangements with various other third parties, many of which provide for indemnification of the third parties against losses, costs, claims, and liabilities arising from the performance of the Company’s obligations under the agreements. The Company has had no claims or payments pursuant to these or prior agreements, and management believes the likelihood of a claim being made is remote, and therefore, an accrual has not been made in the consolidated financial statements.

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

10. Net Capital Requirements

As a registered broker-dealer, G.research is subject to the SEC Uniform Net Capital Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. G.research computes its net capital under the alternative method as permitted by the Rule, which requires that minimum net capital be the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3. G.research is exempt from Rule 15c3-3 pursuant to paragraph (k)(2)(ii) of that rule which exempts all customer transactions cleared through another broker-dealer on a fully disclosed basis. In addition, our assets at the clearing broker-dealer are treated as allowable assets for net capital purposes as we have in place PAIB agreements pursuant to Rule 15c3-3. These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made, or cash dividends paid if certain minimum net capital requirements are not met. G.research had net capital, as defined, of $2,172,124 and $1,874,428 exceeding the required amount of $250,000 by $1,922,124 and $1,624,428 at March 31, 2022 and December 31, 2021, respectively.

Index
11. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure through May 11, 2022, the date of this report and the Company has not identified any subsequent events not otherwise reported in these financial statements or the notes thereto, that required recognition or additional disclosures in the financial statements.

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

In December 2019, a novel strain of coronavirus (“COVID-19”) surfaced in China and has since spread globally. On March 11, 2020, COVID-19 was identified as a global pandemic by the World Health Organization. In response to its spread, governmental authorities have imposed restrictions on travel and congregation and the temporary closure of many non-essential businesses in affected jurisdictions, including, beginning in March 2020, in the U.S. As world leaders focused on the unprecedented human and economic challenges of COVID-19, global equity markets plunged as the coronavirus pandemic spread. In March 2020, the unfolding events led to the worst month for stocks since 2008 and the worst first quarter since 1937. In the remainder of 2020 and continuing through 2021, as a result of unprecedented fiscal and monetary stimulus and the fast tracking of COVID-19 vaccines, the markets have rebounded strongly. As a result of this pandemic, the Company allowed most of our employees (“teammates”) to work remotely. This policy continued through the end of June 2021. Effective July 2021, the Company changed its policy and asked teammates to return to our offices. As a result, the majority of our teammates are now back in our offices. There continues to be no material impact of remote work arrangements on our operations, including our financial reporting systems, internal control over financial reporting, and disclosure controls and procedures, and there has been no material challenge in implementing our business continuity plan.

Index
RESULTS OF OPERATIONS

The following table (in thousands, except per share data) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Income contained in our condensed consolidated financial statements and should be read in conjunction with those statements included in Part I, Item 1 of this Form 10-Q:

	Three Months Ended March 31,
	2022	2021
Revenues
Commissions	$504	$656
Principal transactions	(0)	(3)
Dividends and interest	5	9
Underwriting fees	-	6
Other revenues	0	10
Total revenues	509	678
Expenses
Compensation and related costs	328	688
Clearing charges	230	185
General and administrative	225	266
Occupancy and equipment	73	101
Total expenses	856	1,240
Loss before income tax benefit	(347)	(562)
Income tax benefit	-	-
Net loss	$(347)	$(562)

Net loss per share
Basic and diluted	$(0.58)	$(0.94)

Three Months Ended March 31, 2022 as Compared to the Three Months Ended March 31, 2021

Revenues

Institutional research service revenues were $0.5 million for three months ended March 31, 2022, $0.2 million, or 23.2%, lower than total revenues of $0.7 million for the three months ended March 31, 2021. Institutional research services revenues by revenue component, excluding principal transactions and dividends and interest, were as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2022	2021	$	%
Commissions	$460	$591	$(131)	-22.1%
Hard dollar payments	44	65	(21)	-32.7%
	504	656	$(152)	-23.2%
Underwriting fees	-	6	(6)	-100.0%
Total	$504	$662	$(158)	-23.9%

Commissions and hard dollar payments in the 2022 period were $0.5 million, a $0.2 million, or 23.2%, decrease from $0.7 million in the 2021 period. The decrease was primarily due to lower brokerage commissions from fewer securities transactions executed on an agency basis. For the three months ended March 31, 2022 and 2021, respectively, G.research earned $0.4 million and $0.7 million, or approximately 55% and 57%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC (“Gabelli Funds”) and clients advised by GAMCO Asset Management Inc. (“GAMCO Asset”).

Index
Principal Transactions

During the three months ended March 31, 2022 and 2021, net losses from principal transactions were negligible.

Interest and dividend income declined to negligible levels in 2022 and 2021, primarily due to plummeting short-term interest rates during the same periods and lower cash and cash equivalents balances.

Expenses

Total expenses were $0.9 million for the three months ended March 31, 2022, a decrease of $0.4 million, or 33.3%, from $1.2 million in the 2021 period. The decrease results primarily from lower compensation costs and a reduction of expenses across all categories.

Compensation costs, which includes salaries, bonuses, and benefits, were $0.3 million for the three months ended March 31, 2022, a decrease of $0.4 million from $0.7 million for the three months ended March 31, 2021 and was primarily due to headcount reductions.

Income Tax Benefit

We recorded an income tax provision of $0 and $0 for the three months ended March 31, 2022 and 2021, respectively. The effective tax rate was 0% and 0% for the periods ended March 31, 2022 and 2021, respectively.

Net Loss

Net loss for the three months ended March 31, 2022 was $0.3 million versus $0.6 million for the three months ended March 31, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, comprised primarily of a 100% U.S. Treasury money market fund, The Gabelli U.S. Treasury Money Market Fund, advised by Gabelli Funds, LLC, which is an affiliate of the Company. Summary cash flow data for the first three months of 2022 and 2021 was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash flows provided by (used in):
Operating activities	$36	$(827)
Net increase (decrease) in cash and cash equivalents	36	(827)
Cash and cash equivalents at beginning of period	3,239	4,946
Cash and cash equivalents at end of period	$3,275	$4,119

Net cash provided by operating activities was less than $0.1 million for the three months ended March 31, 2022, resulting from a net loss of $0.3 million and net decrease in operating liabilities of $0.1 million offset by a net decrease in operating assets of $0.5 million. Net cash used by operating activities was $0.8 million for the three months ended March 31, 2021, primarily as a result of a net loss of $0.6 million, a decrease in operating liabilities of $0.1 million and an increase in operating assets of $0.2 million.

Index
Critical Accounting Policies

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ significantly from those estimates. See Note B in Part II, Item 8, Financial Statements and Supplementary Data, and the Company’s Critical Accounting Policies in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Morgan Group’s 2021 annual report on Form 10-K filed with the SEC on April 1, 2022 for details on Critical Accounting Policies.

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

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures. However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations, or cash flows at March 31, 2022. See also Note 9, Guarantees, Contingencies, and Commitments, to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.

ITEM 1A.	RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

Index
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

Date: May 11, 2022