Form 10-Q
period 2022-06-30
MORGAN GROUP HOLDING CO
filed 2022-08-15
CIK 1162283

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at July 31, 2022
Common Stock, $0.01 par value	600,090

MORGAN GROUP HOLDING CO. AND SUBSIDIARY

* Items other than those listed above have been omitted because they are not applicable.

Index

MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED

	June 30, 2022	December 31, 2021
ASSETS

Cash and cash equivalents	$2,500,347	$2,888,897
Receivables from brokers and clearing organizations	199,173	95,746
Receivables from affiliates	4,655	11,715
Deposits with clearing organizations	350,000	350,000
Income taxes receivable (including deferred tax asset of $0 and $0, respectively)	279,485	275,285
Fixed assets, net of accumulated depreciation of $57,640 and $52,169 respectively	17,232	22,703
Other assets	178,048	679,524
Total assets	$3,528,940	$4,323,870

LIABILITIES AND EQUITY

Compensation payable	$207,186	$474,717
Payable to affiliates	161	46
Income tax payable	46,849	48,350
Accrued expenses and other liabilities	936,944	764,512
Total liabilities	1,191,140	1,287,625

Commitments and contingencies (Note J)

Equity
Common stock, $0.01 par value; 10,000,000 and 100,000,000 shares authorized, respectively, and 600,090 and 600,090 issued and outstanding, respectively	6,001	6,001
Additional paid-in capital	53,886,180	53,886,180
Accumulated deficit	(51,554,381)	(50,855,936)
Total equity	2,337,800	3,036,245
Total liabilities and equity	$3,528,940	$4,323,870

See accompanying notes.

Index

MORGAN GROUP HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Commissions	$449,664	$566,436	$953,403	$1,222,044
Principal transactions	7,416	(1,899)	7,370	(5,155)
Dividends and interest	9,274	3,377	14,213	12,363
Underwriting fees	-	-	-	6,311
Other revenues	8,889	16,551	9,041	27,004
Total revenues	475,243	584,465	984,027	1,262,567
Expenses
Compensation and related costs	292,592	626,559	620,585	1,314,714
Clearing charges	228,361	164,479	458,010	349,505
General and administrative	237,390	429,663	462,397	718,415
Occupancy and equipment	68,232	84,659	141,480	163,223
Total expenses	826,575	1,305,360	1,682,472	2,545,857
Loss before income tax benefit	(351,332)	(720,895)	(698,445)	(1,283,290)
Income tax benefit	-	-	-	-
Net loss	$(351,332)	$(720,895)	$(698,445)	$(1,283,290)

Net loss per share
Basic and diluted	$(0.59)	$(1.20)	$(1.16)	$(2.14)

Weighted average shares outstanding:
Basic and diluted	600,090	600,090	600,090	600,090

See accompanying notes.

Index

MORGAN GROUP HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2020	600,090	$6,001	$53,886,180	$(49,284,876)	$4,607,305
Net loss	-	-	-	(562,395)	(562,395)
Balance at March 31, 2021	600,090	6,001	53,886,180	(49,847,271)	4,044,910
Net loss	-	-	-	(720,895)	(720,895)
Balance at June 30, 2021	600,090	6,001	53,886,180	(50,568,166)	3,324,015

	Shares	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Total
Balance at December 31, 2021	600,090	$6,001	$53,886,180	$(50,855,936)	$3,036,245
Net loss	-	-	-	(347,113)	(347,113)
Balance at March 31, 2022	600,090	6,001	53,886,180	(51,203,049)	2,689,132
Net loss	-	-	-	(351,332)	(351,332)
Balance at June 30, 2022	600,090	6,001	53,886,180	(51,554,381)	2,337,800

See accompanying notes.

Index

MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six months ended June 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(698,445)	$(1,283,290)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,472	5,630
(Increase)/decrease in assets:
Receivables from brokers and clearing organizations	(103,427)	(48,313)
Receivables from affiliates	7,061	(2,282)
Income taxes receivable	(4,200)	-
Other assets	501,475	(38,589)
Increase/(decrease) in liabilities:
Compensation payable	(267,531)	(224,655)
Payable to affiliates	113	(29,348)
Income taxes payable	(1,501)	-
Accrued expenses and other liabilities	172,433	161,293
Total adjustments	309,895	(176,264)
Net cash used in operating activities	(388,550)	(1,459,554)

Net decrease in cash, cash equivalents, and restricted cash	(388,550)	(1,459,554)
Cash, cash equivalents, and restricted cash at beginning of period	3,238,897	4,946,403
Cash, cash equivalents, and restricted cash at end of period	$2,850,347	$3,486,849

Reconciliation to cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$2,500,347	$3,286,849
Restricted cash: deposits with clearing organizations	350,000	200,000
Cash, cash equivalents, and restricted cash	$2,850,347	$3,486,849

See accompanying notes.

Index

MORGAN GROUP HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2022
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

Index

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

Index

Revenue Disaggregated

Total revenues from contracts with customers by type were as follows for the three and six months ended June 30, 2022 and 2021:

	Three months ended June 30,		Six months ended June 30,
	2022	2021	2022	2021
Commissions	$420,521	$492,898	$880,516	$1,084,146
Hard dollar payments	29,143	73,538	72,887	137,898
	449,664	566,436	953,403	1,222,044
Underwriting fees	-	-	-	6,311
	$449,664	$566,436	$953,403	$1,228,356

3. Related Party Transactions

At June 30, 2022 and December 31, 2021, the Company had an investment of $2,468,951 and $2,859,939, respectively, in The Gabelli U.S. Treasury Money Market Fund advised by Gabelli Funds, LLC, which is an affiliate of the Company. The amount is recorded in cash and cash equivalents in the Condensed Consolidated Statements of Financial Condition. Income earned from this investment totaled $3,213 and $8 for the three months ended June 30, 2022 and 2021, respectively, and $3,422 and $125 for the six months ended June 30, 2022 and 2021, respectively, and is included in dividends and interest in the Condensed Consolidated Statements of Operations.

For the three months ended June 30, 2022 and 2021, the Company earned $262,525 and $292,731 or approximately 58% and 52%, respectively, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC. (“Gabelli Funds”) and private wealth management clients advised by GAMCO Asset Management Inc., (“GAMCO Asset”), each affiliates of the Company. For the six months ended June 30, 2022 and 2021, the Company earned $537,420 and $664,981 or approximately 56% and 54%, respectively, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds and private wealth management clients advised by GAMCO Asset.

AC has a sublease agreement with GBL that expired on April 1, 2020 and continues on a month to month basis. AC allocates this expense to the Company based on the percentage of square footage occupied by the Company’s employees (including pro rata allocation of common space). For the three months ended June 30, 2022 and 2021, the Company paid $14,110 and $26,111, respectively, under the sublease agreement. For the six months ended June 30, 2022 and 2021, the Company paid $28,764 and $52,242, respectively, under the sublease agreement. These amounts are included within occupancy and equipment expenses on the Condensed Consolidated Statements of Operations.

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

Index

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of  June 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets Measured at Fair Value on a Recurring Basis as of June 30, 2022:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$2,468,951	$-	$-	$2,468,951
Total assets at fair value	$2,468,951	$-	$-	$2,468,951

There were no transfers between any levels during the six months ended June 30, 2022.

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2021:

Assets	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total
Cash equivalents	$2,859,939	$-	$-	$2,859,939
Total assets at fair value	$2,859,939	$-	$-	$2,859,939

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

5. Retirement Plan

The Company participates in Associated Capital’s incentive savings plan (the “Plan”), covering substantially all employees. Company contributions to the Plan are determined annually by management of the Company and AC’s Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. Amounts expensed for allocated contributions to this Plan amounted to approximately $0 as contributions to the plan are expected to be immaterial for the six months ended June 30, 2022. Contributions for the six months ended June 30, 2021 resulted in a credit of ($10,666) as reductions in headcount. Contributions and adjustments thereto were recorded as compensation and related costs in the Statement of Operations.

Index

6. Income Taxes

The effective tax rate (“ETR”) for the three months ended June 30, 2022 and 2021 was 0.0% and 0.0%, respectively, and the ETR for the six months ended June 30, 2022 and 2021 was 0.0% and 0.0%, respectively. The ETR differs from the U.S. corporate rate of 21% for all periods due to state taxes and a valuation allowance recorded on the deferred tax assets, mainly net operating loss carryforwards.

7. Earnings per Share

Basic earnings per share is computed by dividing net income / (loss) attributable to shareholders by the weighted average number of shares outstanding during the period. There were no dilutive shares outstanding during the periods.

The computations of basic and diluted net loss per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Basic and diluted:
Net loss attributable to shareholders	$(351,332)	$(720,895)	$(698,445)	$(1,283,290)
Weighted average shares outstanding	600,090	600,090	600,090	600,090
Basic and diluted net loss per share	$(0.59)	$(1.20)	$(1.16)	$(2.14)

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

9. Guarantees, Contingencies, and Commitments

The Company has agreed to indemnify its clearing brokers for losses they may sustain from the customer accounts that trade on margin introduced by the Company. At June 30, 2022 and December 31, 2021, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial. The Company also has entered into arrangements with various other third parties, many of which provide for indemnification of the third parties against losses, costs, claims, and liabilities arising from the performance of the Company’s obligations under the agreements. The Company has had no claims or payments pursuant to these or prior agreements, and management believes the likelihood of a claim being made is remote, and therefore, an accrual has not been made in the consolidated financial statements.

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

Index

10. Net Capital Requirements

As a registered broker-dealer, G.research is subject to the SEC Uniform Net Capital Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. G.research computes its net capital under the alternative method as permitted by the Rule, which requires that minimum net capital be the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3. G.research is exempt from Rule 15c3-3 pursuant to paragraph (k)(2)(ii) of that rule which exempts all customer transactions cleared through another broker-dealer on a fully disclosed basis. In addition, our assets at the clearing broker-dealer are treated as allowable assets for net capital purposes as we have in place PAIB agreements pursuant to Rule 15c3-3. These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made, or cash dividends paid if certain minimum net capital requirements are not met. G.research had net capital, as defined, of $1,848,638 and $1,874,428 exceeding the required amount of $250,000 by $1,598,638 and $1,624,428 June 30, 2022 and December 31, 2021, respectively.

11. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure through August 15, 2022, the date of this report and the Company has not identified any subsequent events not otherwise reported in these financial statements or the notes thereto, that required recognition or additional disclosures in the financial statements.

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

Index

RESULTS OF OPERATIONS

The following table (in thousands, except per share data) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Income contained in our condensed consolidated financial statements and should be read in conjunction with those statements included in Part I, Item 1 of this Form 10-Q:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues
Commissions	$450	$566	$953	$1,222
Principal transactions	7	(2)	7	(5)
Dividends and interest	9	3	14	12
Underwriting fees	-	-	-	6
Other revenues	9	17	9	27
Total revenues	475	584	984	1,263
Expenses
Compensation and related costs	293	627	621	1,315
Clearing charges	228	164	458	350
General and administrative	237	430	462	718
Occupancy and equipment	68	85	141	163
Total expenses	827	1,305	1,682	2,546
Loss before income tax benefit	(351)	(721)	(698)	(1,283)
Income tax benefit	-	-	-	-
Net loss	$(351)	$(721)	$(698)	$(1,283)

Net loss per share
Basic and diluted	$(0.59)	$(1.20)	$(1.16)	$(2.14)

Index

Three Months Ended June 30, 2022 as Compared to the Three Months Ended June 30, 2021

Revenues

Institutional research service revenues were $0.5 million for the three months ended June 30, 2022, $0.1 million, or 20.6%, lower than total revenues of $0.6 million for the three months ended June 30, 2021. Institutional research services revenues by revenue component, excluding principal transactions and dividends and interest, were as follows (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
Commissions	$421	$493	$(72)	-14.7%
Hard dollar payments	29	74	(44)	-60.4%
	450	566	$(117)	-20.6%
Underwriting fees	-	-	-	n/a
Total	$450	$566	$(117)	-20.6%

Commissions and hard dollar payments for the three months ended June 30, 2022 were $0.5 million, a $0.6 million, or 20.6%, decrease from $0.1 million in the comparable 2021 period. The decrease was primarily due to lower brokerage commissions from securities transactions executed on an agency basis. For the three months ended June 30, 2022 and 2021, respectively, G.research earned $0.3 million and $0.3 million, or approximately 58% and 52%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC (“Gabelli Funds”) and clients advised by GAMCO Asset Management Inc. (“GAMCO Asset”).

Principal Transactions

During the three months ended June 30, 2022 and 2021, net gains from principal transactions were negligible.

Interest and dividend increased to $0.01 million for the three months ended June 30, 2022 primarily due to a slight increase in short-term interest rates.

Expenses

Total expenses were $0.8 million for the three months ended June 30, 2022, a decrease of $0.5 million, or 36.7%, from $1.3 million in the comparable 2021 period. The decrease results primarily from lower compensation and related costs along with general and administrative expenses reductions.

Compensation costs, which includes salaries, bonuses, and benefits, were $0.3 million for the three months ended June 30, 2022, a decrease of $0.3 million from $0.6 million for the three months ended June 30, 2021. The decrease was due to headcount reductions and lower commission expense in line with lower commission revenues.

Income Tax Benefit

For the three months ended June 30, 2022 and 2021, we recorded income tax benefits of $0.0 million and $0.0 million, respectively, and the effective tax rate (“ETR”) was 0.0% and 0.0%, respectively. The ETR differs from the U.S. corporate rate of 21%, for all periods, due to state taxes and a valuation allowance recorded on the deferred tax assets, mainly net operating loss carryforwards.

Net Loss

Net loss for the three months ended June 30, 2022 was $0.4 million versus $0.7 million for the three months ended June 30, 2021
.

Index

Six Months Ended June 30, 2022 as Compared to the Six Months Ended June 30, 2021

Revenues

Institutional research service revenues were $1.0 million for six months ended June 30, 2022, $0.2 million, or 22.0%, lower than total revenues of $1.2 million for the six months ended June 30, 2021. Institutional research services revenues by revenue component, excluding principal transactions and dividends and interest, were as follows (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2022	2021	$	%
Commissions	$881	$1,084	$(204)	-18.8%
Hard dollar payments	73	138	(65)	-47.1%
	953	1,222	$(269)	-22.0%
Underwriting fees	-	6	(6)	-100.0%
Total	$953	$1,228	$(275)	-22.4%

Commissions and hard dollar payments in the 2022 period were $1.0 million, a $0.2 million, or 22.0%, decrease from $1.2 million in the comparable 2021 period. The decrease was primarily due to lower brokerage commissions from securities transactions executed on an agency basis. For the six months ended June 30, 2022, respectively, G.research earned $0.5 million and $0.7 million, or approximately 56% and 54%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds and clients advised by GAMCO Asset.

Principal Transactions

During the six months ended June 30, 2022 and 2021, net losses from principal transactions were negligible.

Interest and dividend income remained steady at $0.01 million over the six months ended June 30, 2022 from the comparable 2021 period as a slight increase in short-term interest rates offset lower cash and cash equivalents balances.

Expenses

Total expenses were $1.7 million for the six months ended June 30, 2022, a decrease of $0.8 million, or 33.9%, from $2.5 million in the comparable 2021 period. The decrease results primarily from lower compensation and related costs and a reductions in general and administrative costs.

Compensation costs, which includes salaries, bonuses, and benefits, were $0.6 million for the six months ended June 30, 2022, a decrease of $0.7 million from $1.3 million for the six months ended June 30, 2021. The decrease was due to headcount reductions and a decrease in commission expense driven by lower commission income.

Clearing expenses increased by $0.1 million to $0.5 million for the six months ended June 30, 2022 from $0.4 million for the same period in 2021. The increase was due to a modification in clearing broker terms.

Index

Income Tax Benefit

For the six months ended June 30, 2022 and 2021, we recorded income tax benefits of $0.0 million and $0.0 million, respectively, and the ETR was 0.0% and 0.0%, respectively. The ETR differs from the U.S. corporate rate of 21%, for all periods, due to state taxes and a valuation allowance recorded on the deferred tax assets, mainly net operating loss carryforwards.

Net Loss

Net loss for the six months ended June 30, 2022 was $0.7 million versus $1.3 million for the six months ended June 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, comprised primarily of a 100% U.S. Treasury money market fund, The Gabelli U.S. Treasury Money Market Fund, advised by Gabelli Funds, LLC, which is an affiliate of the Company. Summary cash flow data for the first six months of 2022 and 2021 was as follows (in thousands):

	Six months ended June 30,
	2021	2020
Cash flows provided by (used in) activities:
Operating activities	$(389)	$(1,460)
Financing activities	-	-
Net decrease in cash and cash equivalents	(389)	(1,460)
Cash and cash equivalents, beginning of period	2,889	4,746
Cash and cash equivalents, end of period	$2,500	$3,287

As of June 30, 2022 the Company had cash and cash equivalents of $2.5 million. Net cash used by operating activities was $0.4 million for the six months ended June 30, 2022, resulting from a net loss of $0.7 million and net decrease in operating liabilities of $0.1 million and an increase in operating assets of $0.4 million. As of June 30, 2021, we had cash and cash equivalents of $3.2 million, a decrease of $1.6 million from December 31, 2020, primarily due to the Company’s operating activities.

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

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures. However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations, or cash flows at June 30, 2022. See also Note 9, Guarantees, Contingencies, and Commitments, to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.

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

Date: August 15, 2022