Form 10-Q
period 2022-09-30
MORGAN GROUP HOLDING CO
filed 2022-11-14
CIK 1162283

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at October 31, 2022
Common Stock, $0.01 par value	600,090

MORGAN GROUP HOLDING CO. AND SUBSIDIARY

* Items other than those listed above have been omitted because they are not applicable.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
UNAUDITED

	September 30,	December 31,
	2022	2021
ASSETS

Cash and cash equivalents	$2,385,307	$2,888,897
Receivables from brokers and clearing organizations	255,434	95,746
Receivables from affiliates	25,082	11,715
Deposits with clearing organizations	350,000	350,000
Income taxes receivable (including deferred tax asset of $0 and $0, respectively)	279,485	275,285
Fixed assets, net of accumulated depreciation of $60,375 and $52,169, respectively	14,497	22,703
Other assets	174,184	679,524
Total assets	$3,483,989	$4,323,870

LIABILITIES AND EQUITY

Compensation payable	$223,537	$474,717
Payable to affiliates	217	46
Income tax payable	46,849	48,350
Accrued expenses and other liabilities	1,064,577	764,512
Total liabilities	1,335,180	1,287,625

Commitments and contingencies (Note J)

Equity
Common stock, $0.01 par value; 10,000,000 and 100,000,000 shares authorized, respectively, and 600,090 and 600,090 issued and outstanding, respectively	6,001	6,001
Additional paid-in capital	53,886,180	53,886,180
Accumulated deficit	(51,743,372)	(50,855,936)
	2,148,809	3,036,245
Total liabilities and equity	$3,483,989	$4,323,870

See accompanying notes.

Index
MORGAN GROUP HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Commissions	$389,823	$492,191	$1,343,225	$1,714,235
Principal transactions	188	(20,667)	7,558	(25,822)
Dividends and interest	15,545	3,562	29,758	15,925
Underwriting fees	-	-	-	6,311
Other revenues	7,760	(2,129)	16,803	24,875
Total revenues	413,316	472,957	1,397,344	1,735,524
Expenses
Compensation and related costs	274,908	276,730	895,492	1,591,444
Clearing charges	116,057	206,577	574,067	556,082
General and administrative	190,994	274,262	653,392	992,676
Occupancy and equipment	20,348	62,658	161,829	225,882
Total expenses	602,307	820,227	2,284,780	3,366,084
Loss before income tax benefit	(188,991)	(347,270)	(887,436)	(1,630,560)
Income tax benefit	-	-	-	-
Net loss	$(188,991)	$(347,270)	$(887,436)	$(1,630,560)

Net loss per share
Basic and diluted	$(0.31)	$(0.58)	$(1.48)	$(2.72)

Weighted average shares outstanding:
Basic and diluted	600,090	600,090	600,090	600,090

See accompanying notes.

Index
MORGAN GROUP HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED

			Additional
		Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance at December 31, 2020	600,090	$6,001	$53,886,180	$(49,284,876)	$4,607,305
Net loss	-	-	-	(562,395)	(562,395)
Balance at March 31, 2021	600,090	6,001	53,886,180	(49,847,271)	4,044,910
Net loss	-	-	-	(720,895)	(720,895)
Balance at June 30, 2021	600,090	6,001	53,886,180	(50,568,166)	3,324,015
Net loss	-	-	-	(347,270)	(347,270)
Balance at September 30, 2021	600,090	$6,001	$53,886,180	$(50,915,436)	$2,976,745

		Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance at December 31, 2021	600,090	$6,001	$53,886,180	$(50,855,936)	$3,036,245
Net loss	-	-	-	(347,113)	(347,113)
Balance at March 31, 2022	600,090	6,001	53,886,180	(51,203,049)	2,689,132
Net loss	-	-	-	(351,332)	(351,332)
Balance at June 30, 2022	600,090	6,001	53,886,180	(51,554,381)	2,337,800
Net loss	-	-	-	(188,991)	(188,991)
Balance at September 30, 2022	600,090	$6,001	$53,886,180	$(51,743,372)	$2,148,809

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine months ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(887,436)	$(1,630,560)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	8,206	8,431
(Increase)/decrease in assets:
Receivables from brokers and clearing organizations	(159,688)	(13,042)
Receivables from affiliates	(13,367)	(67,487)
Income taxes receivable	(4,200)	-
Other assets	505,340	15,101
Increase/(decrease) in liabilities:
Compensation payable	(251,180)	(196,059)
Payable to affiliates	171	(29,376)
Income taxes payable	(1,501)	-
Accrued expenses and other liabilities	300,065	243,377
Total adjustments	383,846	(39,055)
Net cash used in operating activities	(503,590)	(1,669,615)

Net decrease in cash, cash equivalents, and restricted cash	(503,590)	(1,669,615)
Cash, cash equivalents, and restricted cash at beginning of period	3,238,897	4,946,403
Cash, cash equivalents, and restricted cash at end of period	$2,735,307	$3,276,788

Reconciliation to cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$2,385,307	$2,926,788
Restricted cash: deposits with clearing organizations	350,000	350,000
Cash, cash equivalents, and restricted cash	$2,735,307	$3,276,788

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2022
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

On May 5, 2020, the Morgan Group board approved a reverse stock split of the issued and outstanding shares of their common stock, par value $0.01 per share, in a ratio of 1-for-100 that was effective on September 10, 2020.

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

Index
Revenue Disaggregated

Total revenues from contracts with customers by type were as follows for the three and nine months ended September 30, 2022 and 2021:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Commissions	$369,171	$441,174	$1,249,687	$1,525,320
Hard dollar payments	20,652	51,017	93,538	188,915
	389,823	492,191	1,343,225	1,714,235
Underwriting fees	-	-	-	6,311
	$389,823	$492,191	$1,343,225	$1,720,546

3. Related Party Transactions

At September 30, 2022 and December 31, 2021, the Company had an investment of $2,353,628 and $2,859,939, respectively, in The Gabelli U.S. Treasury Money Market Fund advised by Gabelli Funds, LLC, which is an affiliate of the Company. The amount is recorded in cash and cash equivalents in the Condensed Consolidated Statements of Financial Condition. Income earned from this investment totaled $10,668 and $82 for the three months ended September 30, 2022 and 2021, respectively, and $14,089 and $207 for the nine months ended September 30, 2022 and 2021, respectively, and is included in dividends and interest in the Condensed Consolidated Statements of Operations.

For the three months ended September 30, 2022 and 2021, the Company earned $248,012 and $278,147 or approximately 64% and 57%, respectively, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC. (“Gabelli Funds”) and private wealth management clients advised by GAMCO Asset Management Inc., (“GAMCO Asset”), each affiliates of the Company. For the nine months ended September 30, 2022 and 2021, the Company earned $785,432 and $943,128 or approximately 58% and 55%, respectively, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds and private wealth management clients advised by GAMCO Asset.

AC has a sublease agreement with GBL that expired on April 1, 2020 and continues on a month to month basis. AC allocates this expense to the Company based on the percentage of square footage occupied by the Company’s employees (including pro rata allocation of common space). For the three months ended September 30, 2022 and 2021, the Company paid $13,740 and $4,988, respectively, under the sublease agreement. For the nine months ended September 30, 2022 and 2021, the Company paid $42,504 and $57,231, respectively, under the sublease agreement. These amounts are included within occupancy and equipment expenses on the Condensed Consolidated Statements of Operations.

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

Index
The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of  September 30, 2022 and December 31, 2021 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets Measured at Fair Value on a Recurring Basis as of September 30, 2022:

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable	Unobservable
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Cash equivalents	$2,353,628	$-	$-	$2,353,628
Total assets at fair value	$2,353,628	$-	$-	$2,353,628

There were no transfers between any levels during the nine months ended September 30, 2022.

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2021:

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable	Unobservable
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Cash equivalents	$2,859,939	$-	$-	$2,859,939
Total assets at fair value	$2,859,939	$-	$-	$2,859,939

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

5. Retirement Plan

The Company participates in Associated Capital’s incentive savings plan (the “Plan”), covering substantially all employees. Company contributions to the Plan are determined annually by management of the Company and AC’s Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. Amounts expensed for allocated contributions to this Plan amounted to approximately $0 as contributions to the plan are expected to be immaterial for the nine months ended September 30, 2022. Contributions for the nine months ended September 30, 2021 resulted in a credit of ($10,667) as reductions in headcount. Contributions and adjustments thereto were recorded as compensation and related costs in the Statement of Operations.

6. Income Taxes

The effective tax rate (“ETR”) for the three months ended September 30, 2022 and 2021 was 0.0% and 0.0%, respectively, and the ETR for the nine months ended September 30, 2022 and 2021 was 0.0% and 0.0%, respectively. The ETR differs from the U.S. corporate rate of 21% for all periods due to state taxes and a valuation allowance recorded on the deferred tax assets, mainly net operating loss carryforwards.

Index
7. Earnings per Share

Basic earnings per share is computed by dividing net income / (loss) attributable to shareholders by the weighted average number of shares outstanding during the period. There were no dilutive shares outstanding during the periods.

The computations of basic and diluted net loss per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Basic and diluted:
Net loss attributable to shareholders	$(188,991))	$(347,270))	$(887,436))	$(1,630,560))
Weighted average shares outstanding	600,090	600,090	600,090	600,090
Basic and diluted net loss per share	$(0.31))	$(0.58))	$(1.48))	$(2.72))

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

9. Guarantees, Contingencies, and Commitments

The Company has agreed to indemnify its clearing brokers for losses they may sustain from the customer accounts that trade on margin introduced by the Company. At September 30, 2022 and December 31, 2021, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial. The Company also has entered into arrangements with various other third parties, many of which provide for indemnification of the third parties against losses, costs, claims, and liabilities arising from the performance of the Company’s obligations under the agreements. The Company has had no claims or payments pursuant to these or prior agreements, and management believes the likelihood of a claim being made is remote, and therefore, an accrual has not been made in the consolidated financial statements.

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

Index
10. Net Capital Requirements

As a registered broker-dealer, G.research is subject to the SEC Uniform Net Capital Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. G.research computes its net capital under the alternative method as permitted by the Rule, which requires that minimum net capital be the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3. G.research is exempt from Rule 15c3-3 pursuant to paragraph (k)(2)(ii) of that rule which exempts all customer transactions cleared through another broker-dealer on a fully disclosed basis. In addition, our assets at the clearing broker-dealer are treated as allowable assets for net capital purposes as we have in place PAIB agreements pursuant to Rule 15c3-3. These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made, or cash dividends paid if certain minimum net capital requirements are not met. G.research had net capital, as defined, of $1,687,773 and $1,874,428 exceeding the required amount of $250,000 by $1,437,773 and $1,624,428 as of September 30, 2022 and December 31, 2021, respectively.

11. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure as of November 14, 2022, the date of this report and the Company has not identified any subsequent events not otherwise reported in these financial statements or the notes thereto, that required recognition or additional disclosures in the financial statements.

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

Index
RESULTS OF OPERATIONS

The following table (in thousands, except per share data) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Income contained in our condensed consolidated financial statements and should be read in conjunction with those statements included in Part I, Item 1 of this Form 10-Q:

	Three months ended September 30,		Nine months ended September 30,
	2022	2021	2022	2021
Revenues
Commissions	$390	$492	$1,343	$1,714
Principal transactions	-	(21)	8	(26)
Dividends and interest	16	4	30	15
Underwriting fees	-	-	-	6
Other revenues	8	(2)	16	25
Total revenues	414	473	1,397	1,735
Expenses
Compensation and related costs	275	277	895	1,591
Clearing charges	116	207	574	556
General and administrative	191	274	653	993
Occupancy and equipment	20	62	162	226
Total expenses	602	820	2,284	3,366
Loss before income tax benefit	(189)	(347)	(887)	(1,631)
Income tax benefit	-	-	-	-
Net loss	$(189)	$(347)	$(887)	$(1,631)

Net loss per share
Basic and diluted	$(0.31)	$(0.58)	$(1.48)	$(2.72)

Index
Three Months Ended September 30, 2022 as Compared to the Three Months Ended September 30, 2021

Revenues

Institutional research service revenues were $0.4 million for the three months ended September 30, 2022, $0.1 million, or 20.8%, lower than total revenues of $0.5 million for the three months ended September 30, 2021. Institutional research services revenues by revenue component, excluding principal transactions and dividends and interest, were as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2022	2021		$	%
Commissions	$369	$441	$(72)		-16.3%
Hard dollar payments	21	51	(30)		-59.5%
	390	492	$(102)		-20.8%
Underwriting fees	-	-	-		0.0%
Total	$390	$492	$(102)		-20.8%

Commissions and hard dollar payments for the three months ended September 30, 2022 were $0.4 million, a $0.1 million, or 20.8%, decrease from $0.5 million in the comparable 2021 period. The decrease was primarily due to lower brokerage commissions from securities transactions executed on an agency basis. For the three months ended September 30, 2022 and 2021, respectively, G.research earned $0.3 million and $0.3 million, or approximately 64% and 57%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC (“Gabelli Funds”) and clients advised by GAMCO Asset Management Inc. (“GAMCO Asset”).

Principal Transactions

During the three months ended September 30, 2022 revenues from principal transactions were negligible. For the three months ended September 30, 2021 losses from principal transactions were less than $0.01 million.

Expenses

Total expenses were $0.6 million for the three months ended September 30, 2022, a decrease of $0.2 million, or 26.6%, from $0.8 million in the comparable 2021 period. The decrease results primarily from lower clearing and general and administrative expenses reductions.

Compensation costs, which includes salaries, bonuses, and benefits, were $0.3 million for the three months ended September 30, 2022, consistent with the $0.3 million for the three months ended September 30, 2021.

Income Tax Benefit

For the three months ended September 30, 2022 and 2021, we recorded income tax benefits of $0.0 million and $0.0 million, respectively, and the effective tax rate (“ETR”) was 0.0% and 0.0%, respectively. The ETR differs from the U.S. corporate rate of 21%, for all periods, due to state taxes and a valuation allowance recorded on the deferred tax assets, mainly net operating loss carryforwards.

Net Loss

Net loss for the three months ended September 30, 2022 was $0.2 million versus $0.3 million for the three months ended September 30, 2021.

Index
Nine Months Ended September 30, 2022 as Compared to the Nine Months Ended September 30, 2021

Revenues

Institutional research service revenues were $1.3 million for nine months ended September 30, 2022, $0.4 million, or 18.1%, lower than total revenues of $1.7 million for the nine months ended September 30, 2021. Institutional research services revenues by revenue component, excluding principal transactions and dividends and interest, were as follows (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2022	2021	$	%
Commissions	$1,250	$1,525	$(276)	-18.1%
Hard dollar payments	94	189	(95)	-50.5%
	1,343	1,714	(371)	-21.6%
Underwriting fees	-	6	(6)	-100.0%
Total	$1,343	$1,721	$(377)	-21.9%

Commissions and hard dollar payments in the 2022 period were $1.3 million, a $0.4 million, or 21.6%, decrease from $1.7 million in the comparable 2021 period. The decrease was primarily due to lower brokerage commissions from securities transactions executed on an agency basis. For the nine months ended September 30, 2022, respectively, G.research earned $0.8 million and $0.9 million, or approximately 58% and 55%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds and clients advised by GAMCO Asset.

Principal Transactions

During the nine months ended September 30, 2022 and 2021, net gains (losses) from principal transactions were $0.008 and $(0.002), respectively.

Interest and dividend income increased by $0.01 to $0.03 million over the nine months ended September 30, 2022 from $0.02 million over the comparable 2021 period due to increasing short-term interest rates.

Expenses

Total expenses were $2.3 million for the nine months ended September 30, 2022, a decrease of $1.1 million, or 32.1%, from $3.4 million in the comparable 2021 period. The decrease results primarily from lower compensation and related costs and a reductions in clearing and general and administrative costs.

Compensation costs, which includes salaries, bonuses, and benefits, were $0.9 million for the nine months ended September 30, 2022, a decrease of $0.7 million from $1.6 million for the nine months ended September 30, 2021. The decrease was due to headcount reductions and a decrease in commission expense driven by lower commission income.

Clearing expenses were flat at $0.5 million for the nine months ended September 30, 2022 over the same period in 2021.

Index
Income Tax Benefit

For the nine months ended September 30, 2022 and 2021, we recorded income tax benefits of $0.0 million and $0.0 million, respectively, and the ETR was 0.0% and 0.0%, respectively. The ETR differs from the U.S. corporate rate of 21%, for all periods, due to state taxes and a valuation allowance recorded on the deferred tax assets, mainly net operating loss carryforwards.

Net Loss

Net loss for the nine months ended September 30, 2022 was $0.9 million versus $1.6 million for the nine months ended September 30, 2021.

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, comprised primarily of a 100% U.S. Treasury money market fund, The Gabelli U.S. Treasury Money Market Fund, advised by Gabelli Funds, LLC, which is an affiliate of the Company. Summary cash flow data for the first nine months of 2022 and 2021 was as follows (in thousands):

	Nine months ended September 30,
	2022	2021
Cash flows provided by (used in) activities:
Operating activities	$(504)	$(1,669)
Financing activities	-	-
Net decrease in cash and cash equivalents	(504)	(1,669)
Cash and cash equivalents, beginning of period	2,889	4,596
Cash and cash equivalents, end of period	$2,385	$2,927

As of September 30, 2022 the Company had cash and cash equivalents of $2.4 million. Net cash used by operating activities was $0.5 million for the nine months ended September 30, 2022, resulting from a net loss of $0.9 million, a net increase in operating liabilities of $0.1 million and an increase in operating assets of $0.3 million. As of September 30, 2021, we had cash and cash equivalents of $3.3 million, a decrease of $1.7 million from December 31, 2020, primarily as a result of a net loss of $1.6 million.

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

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures. However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations, or cash flows at September 30, 2022. See also Note 9, Guarantees, Contingencies, and Commitments, to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.

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

Date: November 14, 2022