Form 10-K
period 2022-12-31
MORGAN GROUP HOLDING CO
filed 2023-03-31
CIK 1162283

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022

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

Registrant’s telephone number, including area code: (914) 921-5216

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock, par value $0.01 per share	MGHL	OTC Pink®

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒  No  ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2) Yes ☐  No ☒

As of March 15, 2023, the aggregate market value of the Registrant’s voting and non-voting common equity held by non-affiliates of the Registrant was approximately $410,947, which value, solely for the purposes of this calculation, excludes shares held by the Registrant’s officers, directors, and their affiliates.  Such exclusion should not be deemed a determination or an admission by the issuer that all such individuals are, in fact, affiliates of the issuer.

As of March 15, 2023, 600,090 shares of common stock were outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:  Portions of the registrant’s definitive proxy statement relating to the 2022 Annual Meeting of Shareholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this report.

Morgan Group Holding Co.

Annual Report on Form 10-K for the Fiscal Year Ended December 31, 2022

Index
Unless we have indicated otherwise, or the context otherwise requires, references in this report to “Morgan Group Holding Co.” “Morgan Group,” “the Company,” “MGHL,” “we,” “us” and “our” or similar terms are to Morgan Group Holding Co., its predecessors and its subsidiaries.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

PART I

ITEM 1:	BUSINESS

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

We were incorporated November 2001 in Delaware as a holding company, which seeks acquisitions as part of its strategic alternatives. Morgan Group had no operating companies prior to the October 31, 2019 merger with G.research, LLC (“G.research”) (discussed below). Our wholly-owned subsidiary, G.research is a broker-dealer registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) and is a member of Financial Industry Regulatory Authority (“FINRA”). Our primary source of revenue is our institutional research and securities brokerage services including acting as an underwriter.

Index
Morgan Group Merger with G.research and Spin off

The Company acquired G.research from Associated Capital Group, Inc. (“AC”), an affiliate of the Company, on October 31, 2019, in exchange for issuing 500,000 shares of the Company’s common stock to AC (the “Merger”). Accordingly, G.research became a wholly owned subsidiary of the Company. Prior to the transaction, G.research was a wholly-owned subsidiary of Institutional Services Holdings, LLC, which, in turn, was a wholly-owned subsidiary of AC. After the transaction, AC had an 83.3% ownership interest in the Company. As a result of this common ownership, the transaction was treated as a combination between entities under common control that led to a change in the reporting entity. The recognized assets and liabilities were transferred at their carrying amounts at the date of the transaction. For 2019 year comparative information, for the period prior to the Merger, the companies have been combined retrospectively.

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

Institutional Services

G.research’s revenues derives revenue from institutional services, underwriting fees (primarily for the Company) and selling concessions.

G.research generates revenues via direct fees and commissions on securities transactions executed on an agency basis on behalf of clients. Clients include institutional investors (e.g., hedge funds and asset managers) as well as affiliated mutual funds and managed accounts. Institutional research services revenues totaled $1.9 million and $2.3 million for the years ended December 31, 2022 and 2021, respectively.

A significant portion of G.research institutional research services are provided to GAMCO Investors Inc., (“GAMCO”) and its affiliates. For each of the years ended December 31, 2022 and 2021, G.research earned $1.2 million, or approximately 61% and 55%, respectively, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC and clients advised by GAMCO Asset Management Inc. We can provide no assurance that GAMCO and its affiliates will continue to use G.research’s institutional brokerage services to the same extent in the future. G.research continues to pursue expansion of third party and affiliated activities.

Underwriting

In October 2021, G.research participated in the secondary offering of the Gabelli Dividend & Income Trust Preferred 4.25% Series K as a member of the underwriting syndicate and selling group earning $50,823 and $144,950, respectively. In December 2021, G.research entered into placement agent agreement for the private placement of The Gabelli Equity Trust Inc. earning $500,000 and was included in a receivable in other assets. No underwriting revenue was earned during the year ended December 31, 2022.

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

Index
Competition

The institutional brokerages services industry is intensely competitive and is expected to remain so. We face competition in all aspects of our business and in each of our investment strategies from other managers, both in the United States (“U.S.”) and globally. We compete with other institutional research firms, insurance companies, brokerage firms, banks, and other financial institutions that offer services that have similar features and investment objectives. Many of these competitors are subsidiaries of large diversified financial companies and may have access to greater resources, including liquidity sources, not available to us. Historically, we have competed primarily on the basis of the superior service. However, we have taken steps to increase our outreach to the investment community, brand name awareness, and marketing efforts. However, no assurance can be given that our efforts to obtain new business will be successful.

Regulation

Virtually all aspects of our business are subject to various federal, state, and foreign laws and regulations. These laws and regulations are primarily intended to protect investors, the markets, and customers of broker-dealers. Under such laws and regulations, agencies that regulate broker-dealers have broad powers, including the power to limit, restrict, or prohibit such broker-dealer from carrying on its business in the event that it fails to comply with such laws and regulations. In such an event, the possible sanctions that may be imposed include civil and criminal liability, the suspension of individual employees, injunctions, limitations on engaging in certain lines of business for specified periods of time, revocation of registrations, censures, and fines.

Broker-Dealer and Trading and Investment Regulation

G.research is registered as broker-dealer with the SEC and is subject to regulation by FINRA and various states. In its capacity as a broker-dealer, G.research is required to maintain certain minimum net capital amounts. These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made, or cash dividends paid if certain minimum net capital requirements are not met. G.research’s net capital, as defined, met or exceeded all minimum requirements as of December 31, 2022. As a registered broker-dealer, G.research is also subject to periodic examination by FINRA, the SEC, and the state regulatory authorities.

Our trading and investment activities for client accounts are regulated under the Exchange Act, as well as the rules of various U.S. and non-U.S. securities exchanges and self-regulatory organizations, including laws governing trading on inside information, market manipulation and a broad number of technical requirements (e.g., short sale limits, volume limitations, and reporting obligations) and market regulation policies in the U.S. and globally. Violation of any of these laws and regulations could result in restrictions on our activities and damage our reputation.

The institutional research and brokerage services industry is likely to continue facing a high level of regulatory scrutiny and become subject to additional rules designed to increase disclosure, tighten controls, and reduce potential conflicts of interest. In addition, the SEC has substantially increased its use of focused inquiries, which request information from broker dealers regarding particular practices or provisions of the securities laws. We participate in some of these inquiries in the normal course of our business. Changes in laws, regulations, and administrative practices by regulatory authorities, and the associated compliance costs, have increased our cost structure and could in the future have a material adverse impact. Although we have installed procedures and utilize the services of experienced administrators, accountants, and lawyers to assist us in adhering to regulatory guidelines and satisfying these requirements, and maintain insurance to protect ourselves in the case of client losses, there can be no assurance that the precautions and procedures that we have instituted and installed, or the insurance that we maintain to protect ourselves in case of client losses, will protect us from all potential liabilities.

The Patriot Act

The USA Patriot Act of 2001 contains anti-money laundering and financial transparency laws and mandates the implementation of various new regulations applicable to broker-dealers and other financial services companies, including standards for verifying client identification at account opening, and obligations to monitor client transactions and report suspicious activities. Anti-money laundering laws outside of the U.S. contain some similar provisions. Our failure to comply with these requirements could have a material adverse effect on us.

Index
Employees

The Company has one executive officer and 4 employees performing day-to-day functions. The Company was a subsidiary of AC and can avail itself of the transition services agreement with AC and GAMCO.

Real Estate Properties

The Company does not own any properties.  The Company is currently renting office space located at 401 Theodore Fremd Avenue in Rye, New York from GAMCO.

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

We are currently not aware of any pending legal proceedings to which we are a party, nor are we aware of any such proceedings that are contemplated by any governmental authority. From time to time, we may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. We are also subject to governmental or regulatory examinations or investigations. Examinations or investigations can result in adverse judgments, settlements, fines, injunctions, restitutions or other relief.  For any such matters, the Company’s financial statements include the necessary provisions for losses that we believe are probable and estimable. Furthermore, we evaluate whether there exist losses which may be reasonably possible and, if material, make the necessary disclosures. There are currently no such matters pending that the Company believes could have a material adverse effect on its consolidated financial condition, operations, or cash flows at December 31, 2022.

ITEM 4:	MINE SAFETY DISCLOSURES

Not applicable.

Index
PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The shares of our common stock trade on the over-the-counter market in the OTC Pink® under the symbol MGHL.

The following table sets forth the high and low market prices of the common stock for the periods indicated, as reported by published sources. These prices represent inter-dealer quotations without retail markup, markdown, or commission and may not necessarily represent actual transactions.

	High	Low
2022 Fiscal Year
First Quarter	$2.25	$1.55
Second Quarter	$1.80	$1.00
Third Quarter	$2.45	$1.25
Fourth Quarter	$2.00	$1.15

2021 Fiscal Year
First Quarter	$8.28	$6.00
Second Quarter	$8.00	$5.00
Third Quarter	$6.00	$5.20
Fourth Quarter	$5.50	$2.25

ITEM 6:	[Reserved]

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS (“MD&A”) OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Through G.research, we act as an underwriter and provide institutional research services. Institutional research services revenues consist of brokerage commissions derived from securities transactions executed on an agency basis or direct payments from institutional clients as well as underwriting profits, selling concessions, and management fees associated with underwriting activities. Commission revenues vary directly with the perceived value of the research provided, as well as account activity and new account generation.

Operating Results for the Year Ended December 31, 2022 as Compared to the Year Ended December 31, 2021

Revenues

Institutional research service revenues were $1.9 million for the year ended December 31, 2022, $1.1 million, or 34.2%, lower than total revenues of $3.0 million for the year ended December 31, 2021. Institutional research services revenues by revenue component, excluding principal transactions, were as follows (dollars in thousands):

	Year Ended December 31,		Increase (Decrease)
	2022	2021	$	%
Commissions	$1,802	$2,024	$(222)	-11.0%
Hard dollar payments	142	227	(85)	-37.6%
	1,943	2,251	$(308)	-13.7%
Underwriting fees	-	702	(702)	-100.0%
Total	$1,943	$2,953	$(1,010)	-34.2%

Index
Commissions and hard dollar payments in 2022 were $1.9 million, a $0.3 million, or 13.7%, decrease from $2.2 million in 2021. The decrease was primarily due to lower brokerage commissions from securities transactions executed on an agency basis. For each of the years ended December 31, 2022 and 2021, G.research earned $1.2 million, or approximately 61% and 55%, respectively, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC and clients advised by GAMCO Asset Management Inc.

Underwriting fees decreased by $0.7 million to $0 in 2022 from $0.7 million in 2021.

Principal Transactions

During 2022, net gains from principal transactions were $8 thousand, versus net losses from principal transactions of $26 thousand in 2021.

Interest and dividend income increased to $0.05 million in 2022 from $0.02 million in 2021, primarily due to a sharp increase in short-term rates.

Expenses

Total expenses were $3.0 million for the year ended December 31, 2022, a decrease of $1.6 million, or 35.1%, from $4.6 million for the year ended December 31, 2021. The decrease resulted primarily from lower compensation costs, general and administrative expenses, and occupancy and equipment expenses.

Compensation costs, which includes salaries, bonuses, and benefits, were $1.1 million for the year ended December 31, 2022, a decrease of $1.0 million from $2.1 million for the year ended December 31, 2021, which decrease was due to headcount reductions related to the cessation of research services and the continued streamlining of operations.

Income Tax Expense

For the years ended December 31, 2022 and 2021, we recorded income tax expense of $9 thousand and $1 thousand, respectively, for an effective tax rate of -1.0% and -0.05%, respectively.

Net Loss

Net loss for the year ended December 31, 2022 was $1.0 million versus $1.6 million for the year ended December 31, 2021.

Liquidity and Capital Resources

Summary Cash flow data is as follows (in thousands):

	Year Ended December 31,
	2022	2021
Cash flows used in:
Operating activities	$(603)	$(1,708)
Net decrease in cash and cash equivalents	(603)	(1,708)
Cash, cash equivalents, and restricted cash at beginning of year	3,239	4,946
Cash, cash equivalents, and restricted cash at end of year	2,636	3,239

Net cash used by operating activities was $0.6 million for the year ended December 31, 2022, resulting from a net loss of $1.0 million offset by net decrease in operating assets of $0.3 million. Net cash used by operating activities was $1.7 million for the year ended December 31, 2021, resulting from a net loss of $1.6 million and a net increase in operating assets of $0.4 million.

Index
Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Critical Accounting Policies

In the ordinary course of business, we make a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America. We base our estimates on historical experience, when available, and on other various assumptions that are believed to be reasonable under the circumstances. Actual results could differ those estimates and those differences could be material.

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

Securities Owned, at Fair Value

Securities owned, at fair value, including common stocks, closed-end funds, and mutual funds, are recorded at fair value with the resulting realized and unrealized gains and losses reflected in principal transactions in the consolidated statements of operations. Realized gains and losses from securities transactions are recorded on the identified cost basis. All securities transactions and transaction costs are recorded on a trade date basis. Dividends are recorded on the ex-dividend date. Interest income and interest expense are accrued as earned or incurred.

Allocated Expenses

The Company is charged or incurs certain overhead expenses that are included in general and administrative and occupancy and equipment expenses in the consolidated statements of operations. These overhead expenses are allocated to the Company by AC and other AC affiliates or allocated by the Company to other AC affiliates as the expenses are incurred, based upon methodologies periodically reviewed by the management of the Company and the AC affiliates. In addition, Gabelli & Company Investment Advisers, Inc., a wholly – owned subsidiary of AC, and GAMCO Investors, Inc. serve as paymasters for the Company under compensation payment sharing agreements. This includes compensation expense and related payroll taxes and benefits which are allocated to the Company for professional staff performing duties related entirely to the Company and those compensation expenses and related payroll taxes and benefits which relate to professional staff who serve more than one entity and whose compensation is therefore allocated to the Company as well as to its affiliates. These compensation expenses are included in compensation and related costs in the consolidated statements of operations.

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

Index
Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Morgan Group Holding Co.

Opinion on the Financial Statements
We have audited the accompanying consolidated statements of financial condition of Morgan Group Holding Co. and its subsidiary (the Company) as of December 31, 2022 and 2021, the related consolidated statements of operations, equity and cash flows for the years then ended, and the related notes to the consolidated financial statements (collectively, the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

New York, New York
March 31, 2023

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended December 31,
	2022	2021
Revenues
Commissions	$1,943,019	$2,250,662
Principal transactions	7,780	(25,888)
Dividends and interest	55,198	20,322
Underwriting fees	-	702,035
Other revenues	5,425	26,889
Total revenues	2,011,422	2,974,020
Expenses
Compensation and related costs	1,137,009	2,141,754
Clearing charges	786,670	803,588
General and administrative	813,356	1,208,046
Occupancy and equipment	214,212	390,969
Total expenses	2,951,247	4,544,357
Loss before provision for income tax	(939,825)	(1,570,337)
Provision for income tax	9,366	723
Net loss	$(949,191)	$(1,571,060)

Net loss per share
Basic	$(1.58)	$(2.62)
Diluted	$(1.58)	$(2.62)

Weighted average shares outstanding:
Basic	600,090	600,090
Diluted	600,090	600,090

Actual shares outstanding	600,090	600,090

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION
AS OF DECEMBER 31, 2022 AND 2021

	December 31,	December 31,
	2022	2021
ASSETS

Cash and cash equivalents	$2,285,501	$2,888,897
Receivables from brokers and clearing organizations	330,621	95,746
Receivables from affiliates	20,190	11,715
Deposits with clearing organizations	350,000	350,000
Income taxes receivable (including deferred tax asset of $0 and $0, respectively)	290,785	275,285
Fixed assets, net of accumulated depreciation of $63,100 and $52,169 respectively	11,772	22,703
Other assets	128,847	679,524
Total assets	$3,417,716	$4,323,870

LIABILITIES AND EQUITY

Compensation payable	$227,098	$474,717
Payable to affiliates	594	46
Income tax payable	62,535	48,350
Accrued expenses and other liabilities	1,040,435	764,512
Total liabilities	1,330,662	1,287,625

Commitments and contingencies (Note J)

Equity
Common stock, $0.01 par value; 10,000,000 and 100,000,000 authorized, respectively, and 600,090 issued and outstanding, respectively	6,001	6,001
Additional paid-in capital	53,886,180	53,886,180
Accumulated deficit	(51,805,127)	(50,855,936)
Total equity	2,087,054	3,036,245
Total liabilities and equity	$3,417,716	$4,323,870

See accompanying notes.

Index
 MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

			Additional
		Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance at December 31, 2020	600,090	$6,001	$53,886,180	$(49,284,876)	$4,607,305
Net loss		-	-	(1,571,060)	(1,571,060)
Balance at December 31, 2021	600,090	6,001	53,886,180	(50,855,936)	3,036,245
Net loss		-	-	(949,191)	(949,191)
Balance at December 31, 2022	600,090	6,001	53,886,180	(51,805,127)	2,087,054

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2022 AND 2021

	Year Ended December 31,
	2022	2021
Operating activities
Net loss	$(949,191)	$(1,571,060)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	10,931	11,212
(Increase)/decrease in operating assets:
Receivables from brokers and clearing organizations	(234,875)	(29,535)
Receivables from affiliates	(8,475)	50,799
Income taxes receivable	(15,500)	(1,550)
Other assets	550,678	(458,725)
Increase/(decrease) in operating liabilities:
Payable to affiliates	548	(29,329)
Income taxes payable	14,185	1,500
Compensation payable	(247,619)	19,225
Accrued expenses and other liabilities	275,922	299,957
Total adjustments	345,795	(136,446)
Net cash used in operating activities	(603,396)	(1,707,506)

Net increase/(decrease) in cash, cash equivalents, and restricted cash	(603,396)	(1,707,506)
Cash, cash equivalents, and restricted cash at beginning of year	3,238,897	4,946,403
Cash, cash equivalents, and restricted cash at end of year	$2,635,501	$3,238,897

Reconciliation to cash, cash equivalents, and restricted cash
Cash and cash equivalents	$2,285,501	$2,888,897
Restricted cash: deposits from clearing organizations	350,000	350,000
Cash, cash equivalents, and restricted cash	$2,635,501	$3,238,897

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022

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

The Company generates brokerage commission revenues from securities transactions executed on an agency basis on behalf of institutional clients and mutual funds, private wealth management clients and retail customers of affiliated companies. The Company generates revenue from syndicated underwriting activities. It primarily participates in the offerings of certain closed-end funds advised by Gabelli Funds, LLC (“Gabelli Funds”), a wholly-owned subsidiary of GAMCO Investors, Inc. (“GAMCO”) an affiliate. The Company also earns investment income generated from its proprietary trading activities.

The Company acts as an introducing broker, and all securities transactions for the Company and its customers are cleared through and carried by three New York Stock Exchange (“NYSE”) member firms on a fully disclosed basis. The Company has Proprietary Accounts of Introducing Brokers (“PAIB”) agreements with these firms. Accordingly, open customer transactions are not reflected in the accompanying Consolidated Statements of Financial Condition. The Company is exposed to credit losses on these open transactions in the event of nonperformance by its customers, pursuant to conditions of its clearing agreements with its clearing brokers. This exposure is mitigated by the clearing brokers’ policy of monitoring the collateral and credit of the counterparties until the transaction is completed.

The Company’s principal market is in the United States.

B. Significant Accounting Policies

Consolidated Financial Statements

The consolidated financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The Company consolidated the subsidiary, G.research, from the date of the Merger with retrospective application. All intercompany transactions and balances have been eliminated. The annual financial statements have been prepared in accordance with U.S. GAAP for annual financial information and pursuant to the requirements for reporting on Form 10-K and Article 6 of Regulation S-X. In the opinion of management, all adjustments considered necessary for the fair presentation of consolidated financial statements for the years presented have been included.

Index
Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates and those differences could be material.

Segment Analysis

The Company is one segment for reporting purposes.

Cash and Cash Equivalents

The Company held an investment in an affiliated money market mutual fund (The Gabelli U.S. Treasury Money Market Fund), which is highly liquid and invested solely in U.S. Treasuries.

Securities Owned, at Fair Value

Securities owned, at fair value, including common stocks, closed-end funds, and mutual funds, are recorded at fair value with the resulting realized and unrealized gains and losses reflected in principal transactions in the consolidated statements of operations. Realized gains and losses from securities transactions are recorded on the identified cost basis. All securities transactions and transaction costs are recorded on a trade date basis. Dividends are recorded on the ex-dividend date. Interest income and interest expense are accrued as earned or incurred.

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

Index
Receivables from Affiliates/Payables to Affiliates

Receivables from affiliates consist of receivables from certain affiliates for expenses paid on their behalf. Payables to affiliates are primarily comprised of expenses paid on behalf of the Company due to GAMCO and AC. See Notes D and G.

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

Allocated Expenses

The Company is charged or incurs certain overhead expenses that are included in general and administrative and occupancy and equipment expenses in the consolidated statements of operations.  These overhead expenses are allocated to the Company by AC and other AC affiliates or allocated by the Company to other AC affiliates as the expenses are incurred, based upon methodologies periodically reviewed by the management of the Company and the AC affiliates.  In addition, Gabelli & Company Investment Advisers, Inc. (“GCIA”), a wholly – owned subsidiary of AC, and GAMCO serve as paymasters for the Company under compensation payment sharing agreements. This includes compensation expense and related payroll taxes and benefits which are allocated to the Company for professional staff performing duties related entirely to the Company and those compensation expenses and related payroll taxes and benefits which relate to professional staff who serve more than one entity and whose compensation is therefore allocated to the Company as well as to its affiliates. These compensation expenses are included in compensation and related costs in the consolidated statements of operations.

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

Index
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

C. Revenue from Contracts with Customers

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

The Company’s assessment of the recognition of these revenues is as follows:

Commissions

Brokerage commissions: Acting as agent, the Company buys and sells securities on behalf of its customers. Commissions are charged on the execution of these securities transactions made on behalf of client accounts and are negotiated. The Company recognizes commission revenue when the related securities transactions are executed on trade date. The Company believes that the performance obligation is satisfied on the trade date because that is when the underlying financial instrument or purchaser is identified, the pricing is agreed upon and the risks and rewards of ownership have been transferred to/from the customer. Commissions earned are typically collected from the clearing brokers utilized by the Company on a daily or weekly basis.

Hard dollar payments: The Company provides research services to unrelated parties, for which direct payment is received. The company may, or may not, have contracts for such services. Where a contract for such services is in place, the contractual fee for the period is recognized ratably over the contract period, which is considered the period over which the Company satisfies its performance obligation. For payments where no research contract exists, revenue is not recognized until agreement is reached with the client at which time the performance obligation is considered to have been met and revenue is recognized.

Commission revenues are impacted by the perceived value of the research service provided to clients, the volume of securities transactions, and the acquisition or loss of new client relationships.

Index
Underwriting fees

Underwriting fees: The Company acts as underwriter in an agent capacity.  Revenues are earned from fees arising from these offerings and the terms are set forth in contracts between the underwriters and the issuer. The Company’s underwriting revenue is considered to be conditional revenue because it is subject to reduction to zero once the offsetting syndicate expenses have been quantified by the syndicate manager (i.e., lead underwriter) and allocated to each underwriter in proportion to their participation in the offering. Revenue recognition is therefore delayed until it is probable that a significant reversal in the amount of revenue recognized will not occur. That is, it is recognized only when uncertainty associated with the syndicate expenses is subsequently resolved and final settlement of syndicate accounts is effected by the syndicate manager.  Payment is typically received from the syndicate manager within ninety days after settlement date.

Selling concessions: The Company participates as a member of the selling group of underwritten equity offerings and receives compensation based on the difference between what its customers pay for the securities sold to its institutional clients and what the issuer receives. The terms of the selling concessions are set forth in contracts between the Company and the underwriter. Revenue is recognized on the trade date (the date on which the Company purchases the securities from the issuer) for the portion the Company is contracted to buy.  The Company believes that the trade date is the appropriate point in time to recognize revenue for securities underwriting transactions as there are no significant actions the Company needs to take subsequent to this date, and the issuer obtains the control and benefit of the capital markets offering at this point. Selling concessions earned are typically collected from the clearing brokers utilized by the Company on a daily or weekly basis.

Total revenues from contracts with customers by type were as follows for the years ended December 31, 2022 and 2021:

	Years ended December 31,
	2022	2021
Commissions	$1,801,485	$2,023,847
Hard dollar payments	141,534	226,815
	1,943,019	2,250,662
Underwriting fees	-	702,035
Total	$1,943,019	$2,952,697

D. Related Party Transactions

At December 31, 2022 and 2021, the Company had an investment of $2,259,801 and $ 2,859,939, respectively, in The Gabelli U.S. Treasury Money Market Fund advised by Gabelli Funds, which is an affiliate of the Company. The amount was recorded in cash and cash equivalents in the consolidated statements of financial condition. Income earned from this investment in 2022 and 2021 totaled $33,520 and $232, respectively, and was included in dividends and interest in the consolidated statements of operations.

In 2022 and 2021, the Company earned $1,179,888 and $1,243,412, or approximately 61% and 55%, respectively, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds and private wealth management clients advised by GAMCO Asset Management Inc., each affiliates of the Company.

The Company participated in the secondary offerings of the preferred stock of affiliated closed end funds during the year ended December 31, 2021 as participants in the underwriting syndicate and selling groups earning $702,035. The Company did not participate in any offering transactions entered into by affiliates for the year ended December 31, 2022.

The Company’s rent is currently being accounted for on a month-to-month basis. GAMI allocates this expense to the Company based on the percentage of square footage occupied by the Company’s employees (including pro rata allocation of common space).  Pursuant to the arrangement, GAMI and its affiliates shall pay a monthly fixed lease amount for the twelve month period. For the years ended December 31, 2022 and 2021, the Company paid $56,562 and $80,518, respectively, under the rent arrangement. These amounts are included within occupancy and equipment expenses on the consolidated statements of operations. At December 31, 2021, a $500,000 placement fee was due from the Gabelli Equity Trust and was included in a receivable in other assets.

Index
E. Fair Value

The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of December 31, 2022 and 2021 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2022:

	December 31, 2022
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable	Unobservable
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Cash equivalents	$2,259,801	$-	$-	$2,259,801
Total assets at fair value	$2,259,801	$-	$-	$2,259,801

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2021:

	December 31, 2021
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable	Unobservable
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Cash equivalents	$2,859,939	$-	$-	$2,859,939
Total assets at fair value	$2,859,939	$-	$-	$2,859,939

There were no transfers of assets between levels during the year ended December 31, 2022 and 2021.

F. Retirement Plan

The Company maintains its own incentive savings plan (the “Plan”) covering substantially all employees. Company contributions to the Plan are determined annually by Company Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. There were no amounts expensed in 2022. Amounts expensed for allocated contributions to this Plan, resulted in a credit of $(10,295) for the year ended December 31, 2021 as reductions in headcount reduced the Plan contribution.

G. Income Taxes

Income tax expense for the years ending December 31 consisted of:

	2022	2021
Federal:
Current	$-	$-
Deferred	-	-
State and local:
Current	9,366	723
Deferred	-
Total	$9,366	$723

Index
A reconciliation of the federal statutory rate to the effective tax rate for 2022 and 2021 is set forth below:

	2022	2021
Statutory Federal income tax rate	21.0%	21.0%
State income tax, net of Federal benefit	4.19%	5.10%
State Valuation Allowance	-4.98%	-5.14%
Federal Valuation Allowance	-20.04%	-21.20%
Other	-1.17%	0.19%
Effective income tax rate	-1.00%	-0.05%

Significant components of our net deferred tax assets and liabilities as of December 31, 2022 and 2021 were as follows:

	2022	2021
Deferred tax assets:
Federal and State NOL Carryforward	1,017,434	779,104
Capital loss carryforward	5,708	-
Other	17,167	13,640
Total Gross DTA	1,040,309	792,744
Less: Valuation Allowance	(1,037,374)	(789,809)
Total Deferred Tax Assets	2,935	2,935

Deferred tax liabilities:
Stock Based Compensation	(2,935)	(2,935)
Deferred State Income Tax	-	-
	(2,935)	(2,935)
Net deferred tax assets	-	-

In accordance with IRC Section 382, corporations are generally required to limit the amount of its income in future years that can be offset by historic losses, i.e., net operating loss (NOL) carryforwards and certain built-in losses, after a corporation has undergone an ownership change. As a result of the Company’s equity financings in recent years, the Company underwent changes in ownership pursuant to the provisions of the IRC Section 382, therefore, annual use of any of the Company’s net operating loss carry forwards may be limited if cumulative changes in ownership of more than 50% occur during any three-year period.

At December 31, 2022 and 2021, for Federal taxes and for certain states in which the Company files separate tax returns, the Company recorded net deferred tax assets of approximately $1,037,374 and $789,809 respectively, relating mainly to net operating losses. The Company concluded that it is not more likely than not that the benefit from these net assets will be realized and has provided a valuation allowance for the full amount of the net deferred tax assets.

Included in taxes receivable of $290,785 the amount of $273,735 and a payable of $46,849, respectively, represent a net balance due from AC for the Compnay’s losses utilized by AC through the date of the spin-off, August 5, 2020. These amounts were settled in 2023.

As of December 31, 2022, the Company is not aware of any potentially material uncertain tax positions that were not included in the Company’s consolidated financial statements. The Company, which includes G. research and was part of AC’s unitary filing group through August 5, 2020, is not under any tax examination as of December 31, 2022. The Company has filed its 2021 corporate income tax returns in states where they have determined a filing obligation exists. The Company believes there are no uncertain tax positions (“UTPs”) as it relates to their federal and state filings, and as such has not recorded any tax expense related to UTPs.

Index
As of December 31, 2022 and 2021, management has not identified any potential subsequent events that could have a significant impact on unrecognized tax benefits within the next twelve months. The Company remains subject to income tax examination by the Internal Revenue Service for years after 2018 and state examinations for years after 2017.

H. Earnings per Share

Basic earnings per share is computed by dividing net income/(loss) attributable to shareholders by the weighted average number of shares outstanding during the year. There were no dilutive shares outstanding during the years.

The computations of basic and diluted net loss per share are as follows (in thousands, except per share data):

	For the Years Ending December 31,
	2022	2021
Basic:
Net loss attributable to shareholders	$(949,191)	$(1,571,060)
Weighted average shares outstanding	600,090	600,090

Basic net loss attributable per share	$(1.58)	$(2.62)

Diluted:
Net loss attributable to shareholders	$(949,191)	$(1,571,060)
Weighted average share outstanding	600,090	600,090

Diluted net loss per share	$(1.58)	$(2.62)

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

J. Guarantees, Contingencies, and Commitments

The Company has agreed to indemnify its clearing brokers for losses they may sustain from the customer accounts that trade on margin introduced by the Company. At December 31, 2022 and 2021, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial. The Company also has entered into arrangements with various other third parties, many of which provide for indemnification of the third parties against losses, costs, claims and liabilities arising from the performance of the Company’s obligations under the agreements. The Company has had no claims or payments pursuant to these or prior agreements, and management believes the likelihood of a claim being made is remote, and therefore, an accrual has not been made in the consolidated financial statements.

From time to time, the Company is named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions, or other relief. The Company cannot predict the ultimate outcome of such matters. The consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether losses exist which may be reasonably possible and, if material, makes the necessary disclosures. Such amounts, both those that are probable and those that are reasonably possible, are not considered material to the Company’s consolidated financial condition, operations, or cash flows.

Index
K. Net Capital Requirements

As a registered broker-dealer, G.research is subject to the SEC Uniform Net Capital Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. G.research computes its net capital under the alternative method as permitted by the Rule, which requires that minimum net capital be the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3. G.research is exempt from Rule 15c3-3 pursuant to paragraph (k)(2)(ii) of that rule which exempts all customer transactions cleared through another broker-dealer on a fully disclosed basis. In addition, our assets at the clearing broker-dealer are treated as allowable assets for net capital purposes as we have in place PAIB agreements pursuant to Rule 15c3-3. These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made or cash dividends paid if certain minimum net capital requirements are not met. At December 31, 2022 and 2021, G.research had net capital, as defined, of $1,670,152 and $1,874,428, respectively, exceeding the required amount of $250,000 by $1,420,152 and 1,624,428, respectively.

L. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure through March 31, 2023, the date of this report and the Company has not identified any subsequent events not otherwise reported in these financial statements or the notes thereto, that required recognition or additional disclosures in the financial statements.

Index
ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be timely disclosed, is recorded, processed, summarized, and reported to management within the time periods specified in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. The Company’s principal executive officer and principal financial officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in the Exchange Act) as of the end of the period covered by this report, have concluded that the Company’s disclosure controls and procedures are effective to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and are effective to provide reasonable assurance that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Management’s Report on Internal Control Over Financial Reporting

Morgan Group’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. Management, with the participation of the principal executive officer and under the supervision of the principal financial officer, conducted an evaluation of the effectiveness of Morgan’s internal control over financial reporting as of December 31, 2022 as required by Rule 13a-15(c) of the Exchange Act. There are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective internal control over financial reporting controls can only provide reasonable assurance of achieving their control objectives. In making its assessment of the effectiveness of its internal control over financial reporting, the Company used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework 2013.

Based on its evaluation, management concluded that, as of December 31, 2022, the Company maintained effective internal control over financial reporting. This annual report does not include an audit attestation report on the Company’s internal control over financial reporting of the Company’s independent registered public accounting firm due to the rules of the SEC for non-accelerated filers.

ITEM 9B:	OTHER INFORMATION

None.

ITEM 9C:	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

Index
PART III

ITEM 10:	DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following information provides the name, business address, principal occupation, employment history positions, offices, or employments for the past five years and ages as of March 31, 2023 for our executive officers and directors. The business address of our officers and directors is 401 Theodore Fremd Avenue, Rye, NY 10580.

Executive Officers

Name	Age	Title
Vincent M. Amabile, Jr.	45	President
Joseph L. Fernandez	61	Executive Vice President–Finance

The biographical information of each of our executive officers is included below under the caption “Board of Directors.”

Board of Directors

Under Delaware law, the business and affairs of the Company will be managed under the direction of our Board of Directors (“Board”). Our certificate of incorporation and bylaws provide that the number of directors may be fixed by our Board from time to time.  Members of the Board are elected and serve for one year terms or until their successors are elected qualify. As of March 31, 2023, our Board consists of the individuals listed below (ages as of March 31, 2023).

Name	Age
Vincent M. Amabile, Jr.	45
Joseph L. Fernandez	61
Cornelius V. McGinitiy	58

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

Cornelius V. McGiniity.  Mr. McGinity had previously served as President of G.research since 2012. Previously, he was a Managing Director, Institutional Sales at Knight Capital Group for fifteen years. Prior to joining Knight, he was an institutional sales trader at Cantor Fitzgerald from 1994-1997; and an equity trader with several wire houses, including Merrill Lynch and Smith Barney. A native of Long Island, New York, Mr. McGinity is a graduate of Villanova University.

Corporate Governance

Code of Conduct

Our Board has adopted a corporate code of conduct that is applicable to our directors, officers, and employees with additional requirements for our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and will post a copy of which is available on our corporate website at https://morgangroupholdingco.com. Any shareholder may also obtain a copy of the code of conduct upon request. Shareholders may address a written request for a printed copy of the code of conduct to our secretary at our principal executive offices, Morgan Group Holding Co., 401 Theodore Fremd Avenue, Rye, NY 10580. We intend to satisfy the disclosure requirement regarding any amendment to, or a waiver of, a provision of the Code of Conduct by posting such information on our website.

Committees of Our Board

We presently do not have an audit committee, compensation committee, nominating committee, executive committee, stock plan committee, or any other committees. Currently, our full Board serves as the audit committee and approves, when applicable, the appointment of auditors and the inclusion of financial statements in our periodic reports.

Legal Proceedings

None of the directors nor executive officers have been involved in legal proceedings that would be material to an evaluation of our management.

Index
ITEM 11:	EXECUTIVE COMPENSATION

The following table sets forth information about compensation for our principal executive officer and our principal financial officer (collectively, the “named executive officers”). These named executive officers were employed by G.research during 2022 and 2021 and, as a result, the compensation table reflects compensation received in connection with such employment.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	All Other Compensation		Total
		($)	($)	($)		($)
Vincent M. Amabile, Jr. Principal Executive Officer	2022	210,000	—	22,195	(1)	232,195
	2021	170,000		29,370	(1)	199,370

Joseph L. Fernandez Principal Financial Officer (2)	2022	190,000	30,000	—		220,000
	2021	180,000	40,000	—		220,000

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

The following table sets forth information with respect to the beneficial ownership of our Common Stock by:

•	each stockholder who beneficially owns more than 5% of our Common Stock;

•	each executive officer;

•	each director; and

•	all of our executive officers and directors as a group.

We have based the percentage of class amounts set forth below on each indicated person’s beneficial ownership of our Common Stock on 600,090 shares outstanding on December 31, 2022.

	Number of Shares Beneficially Owned	Percentage of Shares Beneficially Owned
Name of Beneficial Owner
5% or More Stockholders
Mario J. Gabelli (1)	343,248	57.20%

Directors and Executive Officers
Vincent M. Amabile, Jr.	50,000	8.33%
Joseph L. Fernandez	7,500	1.25%
Cornelius V. McGinity	7,500	1.25%
All Directors and Executive Officers as a Group (3 persons)	65,000	10.83%

(1)
AC indirectly owned 500,000 shares of our Common Stock, representing approximately 83.3% of the outstanding shares of our Common Stock. Based upon information previously filed with the SEC, Mario J. Gabelli controls approximately 95.17% of the voting power over AC and through this controlling interest power over AC may be deemed to beneficially own the 500,000 shares of our Common Stock owned by AC. Mr. Gabelli, directly and indirectly through a partnership of which he serves as general partner, beneficially owns 6,505 shares of our Common Stock, representing approximately 1.1% of the outstanding shares. Mr. Gabelli also beneficially owns 17,352 shares of our Common Stock, representing approximately 2.9% of the outstanding shares, held indirectly through LICT Corporation for which Mr. Gabelli currently serves as chief executive officer and owns approximately 39.2% of its outstanding common stock. Following the Spin-Off, (i) GGCP, Inc., a privately held company for which Mr. Gabelli is the chief executive officer, a director and controlling shareholder, will beneficially own approximately 412,638 shares of our Common Stock, representing approximately 68.76% of the outstanding shares, (ii) Mr. Gabelli will, directly and indirectly through the aforementioned partnership, beneficially own approximately 13,690 shares of our Common Stock, representing approximately 2.28% of the outstanding shares, (iii) and LICT Corporation will beneficially own 17,352 shares of our Common Stock, representing approximately 2.89% of the outstanding shares. On March 1, 2021 GGCP distributed its ownership in our stock to its shareholders. Following the distribution, Mr Gabelli’s beneficial ownership was reduced to 370,887 shares or 61.81% after the distribution.

Index
ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

As of December 31, 2022, Mario J. Gabelli and his affiliates beneficially own approximately 57.20% of our Common Stock.

G.research has provided research and brokerage services to affiliates of GAMCO in the ordinary course of business for standard compensatory fees and commission. For the years ended December 31, 2022 and 2021, G.research earned $1.2 million, or approximately 61% and 55%, respectively, of its commission revenue from transactions executed on behalf of clients advised by affiliates of GAMCO.

Pursuant to that certain transitional administrative and management services agreement, dated as of November 30, 2015, by and between GAMCO and AC, GAMCO provides AC with the specified services which are in turn directly or indirectly provided to the Company pursuant to expense sharing agreements with GAMCO, AC, and a subsidiary of AC, as discussed below. The principal services GAMCO provides to us are:

•	accounting, financial reporting, and consolidation services;

•	treasury services, including, without limitation, insurance and risk management services and administration of benefits;

•	human resources, including but not limited to the sourcing of permanent and temporary employees as needed, recordkeeping, performance reviews and terminations;

•	legal and compliance advice;

•	technical/technology consulting; and

•	operations and general administrative assistance, including office space, office equipment, and furniture, payroll, procurement, and administrative personnel.

G.research has entered the following expense sharing agreements pursuant to which it has received and will receive services directly or indirectly from GAMCO, AC, or GCIA.

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

•
Expense Sharing Agreement, dated as of November 23, 2016, between G.research, LLC and Associated Capital Group, Inc. Pursuant this agreement, GAMCO provides G.research with shared office space, general administrative assistance, information technology support, and health insurance coverage, the cost and expense of which are determined pursuant to an allocation schedule that is periodically reviewed.

As required by G.research Code of Ethics, G.research staff members are required to maintain their brokerage accounts at G.research unless they receive permission to maintain an outside account. G.research offers all of these staff members the opportunity to engage in brokerage transactions at discounted rates. Accordingly, many of G.research’s staff members, including the executive officers or entities controlled by them, have brokerage accounts at G.research and have engaged in securities transactions through it at discounted rates.

Index
Our directors, Mr. Amabile and Mr. Fernandez are, respectively, President and Executive Vice President, Financial Operations of G,research, our wholly-owned subsidiary.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by RSM US LLP for professional services rendered for the audit of the Company’s 2021 consolidated financial statements were $147,556.

The aggregate fees for RSM US LLP for professional services for the audit of the Company’s 2022 consolidated financial statements are expected to total $154,035.

PART IV

ITEM 15:	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

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

None.

Index
SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Rye, State of New York, on March 31, 2023.

MORGAN GROUP HOLDING CO.

By: /s/ Joseph L Fernandez
Name: Joseph L Fernandez
Title: Executive Vice President-Finance

Date: March 31, 2023

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

Signature	Title	Date

/s/Vincent Amabile, Jr.	President and	March 31, 2023
Vincent Amabile, Jr.	Chief Executive Officer
(Principal Executive Officer)

/s/ Joseph L Fernandez	Executive Vice President-Finance	March 31, 2023
Joseph L Fernandez	(Principal Financial Officer)

/s/ Cornelius V. McGinity	Director	March 31, 2023
Cornelius V. McGinity