Form 10-Q
period 2023-03-31
MORGAN GROUP HOLDING CO
filed 2023-05-15
CIK 1162283

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at April 30, 2023
Common Stock, $0.01 par value	600,090

MORGAN GROUP HOLDING CO. AND SUBSIDIARY

* Items other than those listed above have been omitted because they are not applicable.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	As of March 31,	As of December 31,
	2023	2022
	(Unaudited)

ASSETS

Cash and cash equivalents	$2,350,825	$2,285,501
Receivables from brokers and clearing organizations	380,982	330,621
Receivables from affiliates	20,135	20,190
Deposits with clearing organizations	350,000	350,000
Income taxes receivable (including deferred tax asset of $0 and $0, respectively)	18,950	290,785
Fixed assets, net of accumulated depreciation of $65,672 and $63,100 respectively	9,200	11,772
Other assets	84,015	128,847
Total assets	$3,214,107	$3,417,716

LIABILITIES AND EQUITY

Compensation payable	$230,886	$227,098
Payable to affiliates	38,516	594
Income tax payable	17,584	62,535
Accrued expenses and other liabilities	1,116,504	1,040,435
Total liabilities	1,403,490	1,330,662

Commitments and contingencies (Note J)

Equity
Common stock, $0.01 par value; 10,000,000 and 100,000,000 authorized, respectively, and 600,090 issued and outstanding, respectively	6,001	6,001
Additional paid-in capital	53,886,180	53,886,180
Accumulated deficit	(52,081,564)	(51,805,127)
Total equity	1,810,617	2,087,054
Total liabilities and equity	$3,214,107	$3,417,716

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended March 31,
	2023	2022
Revenues
Commissions	$467,272	$503,738
Principal transactions	(2,018)	(46)
Dividends and interest	31,189	4,939
Other revenues	755	154
Total revenues	497,198	508,785
Expenses
Compensation and related costs	290,510	327,992
Clearing charges	216,539	229,649
General and administrative	221,252	225,008
Occupancy and equipment	45,334	73,249
Total expenses	773,635	855,898
Loss before income tax benefit	(276,437)	(347,113)
Income tax benefit	-	-
Net loss	$(276,437)	$(347,113)

Net loss per share
Basic and diluted	$(0.46)	$(0.58)

Weighted average shares outstanding:
Basic and diluted	600,090	600,090

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED

			Additional
		Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance at December 31, 2022	600,090	$6,001	$53,886,180	$(51,805,127)	$2,087,054
Net loss	-	-	-	(276,437)	(276,437)
Balance at March 31, 2023	600,090	6,001	53,886,180	(52,081,564)	1,810,617

			Additional
		Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total

Balance at December 31, 2021	600,090	$6,001	$53,886,180	$(50,855,936)	$3,036,245
Net loss	-	-	-	(347,113)	(347,113)
Balance at March 31, 2022	600,090	6,001	53,886,180	(51,203,049)	2,689,132

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Three months ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(276,437)	$(347,113)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,572	2,735
(Increase)/decrease in assets:
Receivables from brokers and clearing organizations	(50,361)	(52,413)
Receivables from affiliates	56	3,798
Income taxes receivable	271,835	-
Other assets	44,831	530,593
Increase/(decrease) in liabilities:
Payable to affiliates	37,921	58
Income taxes payable	(44,951)
Compensation payable	3,788	(256,555)
Accrued expenses and other liabilities	76,070	154,638
Total adjustments	341,761	382,854
Net cash provided by (used in) operating activities	65,324	35,741
Net increase (decrease) in cash and cash equivalents and restricted cash	65,324	35,741
Cash, cash equivalents, and restricted cash at beginning of period	2,635,501	3,238,897
Cash, cash equivalents, and restricted cash at end of period	$2,700,825	$3,274,638

Reconciliation to cash, cash equivalents, and restricted cash
Cash and cash equivalents	$2,350,825	$2,924,638
Restricted cash: deposits from clearing organizations	350,000	350,000
Cash, cash equivalents, and restricted cash	$2,700,825	$3,274,638

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2023
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

The Company generates brokerage commission revenues from securities transactions executed on an agency basis on behalf of institutional clients and mutual funds, private wealth management clients, and retail customers of affiliated companies. The Company may generate revenue from syndicated underwriting activities. It primarily participates in the offerings of certain closed-end funds advised by Gabelli Funds, LLC, a wholly-owned subsidiary of GAMCO Investors, Inc. (“GBL”), an affiliate. The Company also earns investment income generated from its proprietary trading activities.

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

These interim condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements included in our annual report on Form 10-K for the year ended December 31, 2022.

Use of Estimates

The Company’s consolidated financial statements are prepared in accordance with U.S. GAAP, which requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during that reporting period. Actual results could differ from those estimates.

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

Index
Revenue Disaggregated

Total revenues from contracts with customers by type were as follows for the three months ended March 31, 2023 and 2022:

	Three months ended March 31,
	2023	2022
Commissions	$442,138	$459,995
Hard dollar payments	25,134	43,743
Total	$467,272	$503,738

3. Related Party Transactions

At March 31, 2023 and December 31, 2022, the Company had an investment of $2,269,032 and $2,259,801, respectively, in The Gabelli U.S. Treasury Money Market Fund advised by Gabelli Funds, LLC, which is an affiliate of the Company. The amount is recorded in cash and cash equivalents in the Condensed Consolidated Statements of Financial Condition. Income earned from this investment totaled $24,291 and $209 for the three months ended March 31, 2023 and 2022, respectively, and is included in dividends and interest revenues in the Condensed Consolidated Statements of Operations.

For the three months ended March 31, 2023 and 2022, the Company earned $329,070 and $274,895, or approximately 70% and 55%, respectively, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC. (“Gabelli Funds”) and private wealth management clients advised by GAMCO Asset Management Inc., (“GAMCO Asset”), each affiliates of the Company.

The Company’s rent is currently being accounted for on a month-to-month basis. GAMI allocates this expense to the Company based on the percentage of square footage occupied by the Company’s employees (including pro rata allocation of common space).  Pursuant to the arrangement, GAMI and its affiliates shall pay a monthly fixed lease amount for the twelve month  period. For the three months ended March 31, 2023 and 2022, the Company paid $14,053 and $14,654, respectively, under the rent arrangement. These amounts are included within occupancy and equipment expenses on the consolidated statements of operations.

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

Index
The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of  March 31, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets Measured at Fair Value on a Recurring Basis as of March 31,2023:

	March 31, 2023
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable	Unobservable
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Cash equivalents	$2,269,032	$-	$-	$2,269,032
Total assets at fair value	$2,269,032	$-	$-	$2,269,032

There were no transfers between any levels during the quarter ended March 31, 2023.

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2022:

	December 31, 2022
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable	Unobservable
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Cash equivalents	$2,259,801	$-	$-	$2,259,801
Total assets at fair value	$2,259,801	$-	$-	$2,259,801

There were no transfers between any levels during the three months ended March 31, 2023 and the year ended December 31, 2022.

Cash equivalents primarily consist of an affiliated money market mutual fund which is invested solely in U.S. Treasuries and valued based on the net asset value of the fund.

Financial assets disclosed but not carried at fair value

The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.

5. Retirement Plan

The Company maintains its own incentive savings plan (the “Plan”) covering substantially all employees. Company contributions to the Plan are determined annually by Company Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. There were no amounts expensed for the three months ended March 31, 2023 and 2022, respectively.

6. Income Taxes

The effective tax rate for the three months ended March 31, 2023 and 2022 was (0.9)% and 0% respectively. For the three months ended March 31, 2023 the impact to the effective tax rate was related to current state taxes and the change in the deferred income taxes offset by an increase in the federal and state valuation allowances.

7. Earnings per Share

Basic earnings per share is computed by dividing net income / (loss) attributable to shareholders by the weighted average number of shares outstanding during the period. There were no dilutive shares outstanding during the periods.

Index
The computations of basic and diluted net loss per share are as follows:

	Three Months Ended March 31,
	2023	2022
Basic and diluted:
Net loss attributable to shareholders	$(276,437)	$(347,113)
Weighted average shares outstanding	600,090	600,090
Basic and diluted net loss per share	$(0.46)	$(0.58)

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

9. Guarantees, Contingencies, and Commitments

The Company has agreed to indemnify its clearing brokers for losses they may sustain from the customer accounts that trade on margin introduced by the Company. At March 31, 2023 and December 31, 2022, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial. The Company also has entered into arrangements with various other third parties, many of which provide for indemnification of the third parties against losses, costs, claims, and liabilities arising from the performance of the Company’s obligations under the agreements. The Company has had no claims or payments pursuant to these or prior agreements, and management believes the likelihood of a claim being made is remote, and therefore, an accrual has not been made in the consolidated financial statements.

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

10. Net Capital Requirements

As a registered broker-dealer, G.research is subject to the SEC Uniform Net Capital Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. G.research computes its net capital under the alternative method as permitted by the Rule, which requires that minimum net capital be the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3. G.research is exempt from Rule 15c3-3 pursuant to paragraph (k)(2)(ii) of that rule which exempts all customer transactions cleared through another broker-dealer on a fully disclosed basis. In addition, our assets at the clearing broker-dealer are treated as allowable assets for net capital purposes as we have in place PAIB agreements pursuant to Rule 15c3-3. These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made, or cash dividends paid if certain minimum net capital requirements are not met. G.research had net capital, as defined, of $1,702,549 and $1,670,151 exceeding the required amount of $250,000 by $1,452,549 and $1,420,151 at March 31, 2023 and December 31, 2022, respectively.

Index
11. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure through May 15, 2023, the date of this report and the Company has not identified any subsequent events not otherwise reported in these financial statements or the notes thereto, that required recognition or additional disclosures in the financial statements.

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

Index
RESULTS OF OPERATIONS

The following table (in thousands, except per share data) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Income contained in our condensed consolidated financial statements and should be read in conjunction with those statements included in Part I, Item 1 of this Form 10-Q:
	Three Months Ended March 31,
	2023	2022
Revenues
Commissions	$467	$504
Principal transactions	(2)	(0)
Dividends and interest	31	5
Other revenues	1	0
Total revenues	497	509
Expenses
Compensation and related costs	291	328
Clearing charges	217	230
General and administrative	221	225
Occupancy and equipment	45	73
Total expenses	774	856
Loss before income tax benefit	(276)	(347)
Income tax benefit	-	-
Net loss	$(276)	$(347)

Net loss per share
Basic and diluted	$(0.46)	$(0.58)

Three Months Ended March 31, 2023 as Compared to the Three Months Ended March 31, 2022

Revenues

Institutional research services revenues by revenue component, excluding principal transactions and dividends and interest, were as follows (dollars in thousands):

	Three Months Ended March 31,		Increase (Decrease)
	2023	2022		$	%
Commissions	$442	$460	$(18)		(3.9%	)
Hard dollar payments	25	44	(19)		(42.5%	)
Total	$467	$504	$(36)		(7.2%	)

Institutional research service revenues were $.5 million for three months ended March 31, 2023 and March 31, 2022, respectively. For the three months ended March 31, 2023 and 2022, respectively, G.research earned $0.3 million and $0.3 million, or approximately 70% and 55%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC (“Gabelli Funds”) and clients advised by GAMCO Asset Management Inc. (“GAMCO Asset”).

Index
Principal Transactions

During the three months ended March 31, 2023 and 2022, net losses from principal transactions were negligible.

Interest and dividend income was $31 thousand for the three months ended March 31, 2023 an increase of $26 thousand from $5 thousand for the three months ended March 31, 2022 due to a sharp increase in short-term interest rates during the same period.

Expenses

Total expenses were $.8 million for the three months ended March 31, 2023, a decrease of $0.1 million, or 9.6%, from $.9 million in the 2022 period. The decrease results primarily from lower compensation costs and a reduction of expenses across all categories.

Compensation costs, which includes salaries, bonuses, and benefits, were $0.3 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

Income Tax Benefit

We recorded an income tax provision of $0.0 million and $0 for the three months ended March 31, 2023 and 2022, respectively. The effective tax rate was (0.9)% and 0% for the periods ended March 31, 2023 and 2022, respectively.

Net Loss

Net loss for the three months ended March 31, 2023 was $0.3 million versus $0.3 million for the three months ended March 31, 2022.

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, comprised primarily of a 100% U.S. Treasury money market fund, The Gabelli U.S. Treasury Money Market Fund, advised by Gabelli Funds, LLC, which is an affiliate of the Company. Summary cash flow data for the first three months of 2023 and 2022 was as follows (in thousands):
	Three Months Ended March 31,
	2023	2022
Cash flows provided by (used in):
Operating activities	$65	$36
Net increase (decrease) in cash and cash equivalents	65	36
Cash and cash equivalents at beginning of period	2,635	3,239
Cash and cash equivalents at end of period	$2,700	$3,275

Net cash provided by operating activities was $0.07 million for the three months ended March 31, 2023, resulting from a net loss of $0.3 million and net increase in operating liabilities of $0.1 million offset by and a decrease in operating assets of $0.3 million. Net cash provided by operating activities was less than $0.1 million for the three months ended March 31, 2022, resulting from a net loss of $0.3 million less a net decrease in operating liabilities of $0.1 million offset by a net decrease in operating assets of $0.5 million.

Critical Accounting Policies

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting periods presented. Actual results could differ significantly from those estimates. See Note B in Part II, Item 8, Financial Statements and Supplementary Data, and the Company’s Critical Accounting Policies in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, in Morgan Group’s 2022 annual report on Form 10-K filed with the SEC on March 31, 2023 for details on Critical Accounting Policies.

Index
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

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures. However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations, or cash flows at March 31, 2023. See also Note 9, Guarantees, Contingencies, and Commitments, to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.

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

Date: May 15, 2023