Form 10-Q
period 2023-06-30
MORGAN GROUP HOLDING CO
filed 2023-08-14
CIK 1162283

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at July 31, 2023
Common Stock, $0.01 par value	600,090

MORGAN GROUP HOLDING CO. AND SUBSIDIARY

INDEX

* Items other than those listed above have been omitted because they are not applicable.

Index
MORGAN GROUP HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	June 30,	December 31,
	2023	2022
	(Unaudited)

ASSETS

Cash and cash equivalents	$1,519,948	$2,285,501
Receivables from brokers and clearing organizations	472,622	330,621
Receivables from affiliates	20,541	20,190
Deposits with clearing organizations	350,000	350,000
Income taxes receivable (including deferred tax asset of $0 and $0, respectively)	18,950	290,785
Fixed assets, net of accumulated depreciation of $68,143 and $63,100, respectively	6,729	11,772
Other assets	128,560	128,847
Total assets	$2,517,350	$3,417,716

LIABILITIES AND EQUITY

Compensation payable	$203,875	$227,098
Payable to affiliates	1,348	594
Income tax payable	17,583	62,535
Accrued expenses and other liabilities	863,930	1,040,435
Total liabilities	1,086,736	1,330,662

Commitments and contingencies (Note J)

Equity
Common stock, $0.01 par value; 100,000,000 authorized (see Note 8), respectively, and 600,090 issued and outstanding, respectively	6,001	6,001
Additional paid-in capital	53,886,180	53,886,180
Accumulated deficit	(52,461,567)	(51,805,127)
Total equity	1,430,614	2,087,054
Total liabilities and equity	$2,517,350	$3,417,716

See accompanying notes.

Index
MORGAN GROUP HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Commissions	$436,373	$449,664	$903,645	$953,403
Principal transactions	34	7,416	(1,984)	7,370
Dividends and interest	32,120	9,274	63,309	14,213
Other revenues	455	8,889	1,210	9,041
Total revenues	468,982	475,243	966,180	984,027
Expenses
Compensation and related costs	298,610	292,592	589,120	620,585
Clearing charges	209,258	228,361	425,796	458,010
General and administrative	311,714	237,390	532,967	462,397
Occupancy and equipment	29,403	68,232	74,737	141,480
Total expenses	848,985	826,575	1,622,620	1,682,472
Loss before income tax benefit	(380,003)	(351,332)	(656,440)	(698,445)
Income tax benefit	-	-	-	-
Net loss	$(380,003)	$(351,332)	$(656,440)	$(698,445)

Net loss per share
Basic and diluted	$(0.63)	$(0.59)	$(1.09)	$(1.16)

Weighted average shares outstanding:
Basic and diluted	600,090	600,090	600,090	600,090

See accompanying notes.

Index
MORGAN GROUP HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED

			Additional
		Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance at December 31, 2022	600,090	$6,001	$53,886,180	$(51,805,127)	$2,087,054
Net loss	-	-	-	(276,437)	(276,437)
Balance at March 31, 2023	600,090	6,001	53,886,180	(52,081,564)	1,810,617
Net loss	-	-	-	(380,003)	(380,003)
Balance at June 30, 2023	600,090	$6,001	$53,886,180	$(52,461,567)	$1,430,614

			Additional
		Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance at December 31, 2021	600,090	$6,001	$53,886,180	$(50,855,936)	$3,036,245
Net loss	-	-	-	(347,113)	(347,113)
Balance at March 31, 2022	600,090	6,001	53,886,180	(51,203,049)	2,689,132
Net loss	-	-	-	(351,332)	(351,332)
Balance at June 30, 2022	600,090	$6,001	$53,886,180	$(51,554,381)	$2,337,800

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six months ended June 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(656,440)	$(698,445)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	5,042	5,472
(Increase)/decrease in assets:
Receivables from brokers and clearing organizations	(142,001)	(103,427)
Receivables from affiliates	(351)	7,061
Income taxes receivable	271,835	(4,200)
Other assets	287	501,475
Increase/(decrease) in liabilities:
Compensation payable	(23,223)	(267,531)
Payable to affiliates	753	113
Income taxes payable	(44,952)	(1,501)
Accrued expenses and other liabilities	(176,503)	172,433
Total adjustments	(109,113)	309,895
Net cash used in operating activities	(765,553)	(388,550)

Net decrease in cash, cash equivalents, and restricted cash	(765,553)	(388,550)
Cash, cash equivalents, and restricted cash at beginning of period	2,635,501	3,238,897
Cash, cash equivalents, and restricted cash at end of period	$1,869,948	$2,850,347

Reconciliation to cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$1,519,948	$2,500,347
Restricted cash: deposits with clearing organizations	350,000	350,000
Cash, cash equivalents, and restricted cash	$1,869,948	$2,850,347

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2023
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

Index
Revenue Disaggregated

Total revenues from contracts with customers by type were as follows for the three and six months ended June 30, 2023 and 2022:

	Three months ended June 30,		Six months ended June 30,
	2023	2022	2023	2022
Commissions	$408,308	$420,521	$850,446	$880,516
Hard dollar payments	28,065	29,143	53,199	72,887
Total	$436,373	$449,664	$903,645	$953,403

3. Related Party Transactions

At June 30, 2023 and December 31, 2022, the Company had an investment of $1,499,337 and $2,259,801, respectively, in The Gabelli U.S. Treasury Money Market Fund advised by Gabelli Funds, LLC, which is an affiliate of the Company. The amount is recorded in cash and cash equivalents in the Condensed Consolidated Statements of Financial Condition. Income earned from this investment totaled $25,203 and $3,213 for the three months ended June 30, 2023 and 2022, respectively, and $49,495 and $3,422 for the six months ended June 30, 2023 and 2022, respectively, and is included in dividends and interest in the Condensed Consolidated Statements of Operations.

For the three months ended June 30, 2023 and 2022, the Company earned $276,349 and $262,525 or approximately 63% and 58%, respectively, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC. (“Gabelli Funds”) and private wealth management clients advised by GAMCO Asset Management Inc., (“GAMCO Asset”), each affiliates of the Company. For the six months ended June 30, 2023 and 2022, the Company earned $605,420 and $537,420 or approximately 67% and 56%, respectively, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds and private wealth management clients advised by GAMCO Asset.

The Company’s rent is currently being accounted for on a month-to-month basis. GAMI allocates this expense to the Company based on the percentage of square footage occupied by the Company’s employees (including pro rata allocation of common space).  Pursuant to the arrangement, GAMI and its affiliates shall pay a monthly fixed lease amount for the twelve month period. For the three months ended June 30, 2023 and 2022, the Company paid $17,678 and $14,110, respectively, under the sublease agreement. For the six months ended June 30, 2023 and 2022, the Company paid $31,731 and $28,764 respectively, under the sublease agreement. These amounts are included within occupancy and equipment expenses on the Condensed Consolidated Statements of Operations.

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

Index
The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of  June 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets Measured at Fair Value on a Recurring Basis as of June 30,2023:

	June 30, 2023
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable	Unobservable
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Cash equivalents	$1,499,337	$-	$-	$1,499,337
Total assets at fair value	$1,499,337	$-	$-	$1,499,337

There were no transfers between any levels during the six months ended June 30, 2023.

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2022:

	December 31, 2022
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable	Unobservable
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Cash equivalents	$2,259,801	$-	$-	$2,259,801
Total assets at fair value	$2,259,801	$-	$-	$2,259,801

There were no transfers between any levels during the year ended December 31, 2022.

Cash equivalents primarily consist of an affiliated money market mutual fund which is invested solely in U.S. Treasuries and valued based on the net asset value of the fund.

Financial assets disclosed but not carried at fair value

The carrying value of other financial assets and liabilities approximates their fair value based on the short term nature of these items.

5. Retirement Plan

The Company maintains its own incentive savings plan (the “Plan”) covering substantially all employees. Company contributions to the Plan are determined annually by Company Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. There were no amounts expensed for the three months and six months ended June 30, 2023 and 2022, respectively.

6. Income Taxes

The effective tax rate (“ETR”) for the three months ended June 30, 2023 and 2022 was 0.0% and 0.0%, respectively, and the ETR for the six months ended June 30, 2023 and 2022 was 0.0% and 0.0%, respectively. The ETR differs from the U.S. corporate rate of 21% due to the change in the deferred income taxes offset by an increase in the federal and state valuation allowances.

Index
7. Earnings per Share

Basic earnings per share is computed by dividing net income / (loss) attributable to shareholders by the weighted average number of shares outstanding during the period. There were no dilutive shares outstanding during the periods.

The computations of basic and diluted net loss per share are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Basic and diluted:
Net loss attributable to shareholders	$(380,003)	$(351,332)	$(656,440)	$(698,445)
Weighted average shares outstanding	600,090	600,090	600,090	600,090
Basic and diluted net loss per share	$(0.63)	$(0.59)	$(1.09)	$(1.16)

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

In connection with the preparation of its financial statements as of and for the three and six month periods ended June 30, 2023, the Company identified an error in the number of authorized shares of common stock previously reported as 10,000,000. We concluded that the adjustments were not material to any prior annual or interim periods. As such, we have revised the condensed consolidated statement of financial condition as of December 31, 2022 included in these condensed consolidated financial statements to appropriately reflect the number of authorized shares of common stock as 100,000,000.

See the Organization and Business Description Note above for detail.

9. Guarantees, Contingencies, and Commitments

The Company has agreed to indemnify its clearing brokers for losses they may sustain from the customer accounts that trade on margin introduced by the Company. At June 30, 2023 and December 31, 2022, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial. The Company also has entered into arrangements with various other third parties, many of which provide for indemnification of the third parties against losses, costs, claims, and liabilities arising from the performance of the Company’s obligations under the agreements. The Company has had no claims or payments pursuant to these or prior agreements, and management believes the likelihood of a claim being made is remote, and therefore, an accrual has not been made in the consolidated financial statements.

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

10. Net Capital Requirements

As a registered broker-dealer, G.research is subject to the SEC Uniform Net Capital Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. G.research computes its net capital under the alternative method as permitted by the Rule, which requires that minimum net capital be the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3. G.research is exempt from Rule 15c3-3 pursuant to paragraph (k)(2)(ii) of that rule which assets at the clearing broker-dealer are treated as allowable assets for net capital purposes as we have in place PAIB agreements pursuant to Rule 15c3-3. These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made, or cash dividends paid if certain minimum net capital requirements are not met. G.research had net capital, as defined, of $974,961 and $1,670,152 exceeding the required amount of $250,000 by $724,961 and $1,420,152 June 30, 2023 and December 31, 2022, respectively.

Index
11. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure through August 14, 2023, the date of this filing and the Company has not identified any subsequent events not otherwise reported in these financial statements or the notes thereto, that required recognition or additional disclosures in the financial statements.

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

Morgan Group (OTC Pink®: MGHL), through G.research, acts as an underwriter and provides institutional research services. Institutional research services revenues consist of brokerage commissions derived from securities transactions executed on an agency basis or direct payments from institutional clients as well as underwriting profits, selling concessions and management fees associated with underwriting activities. Commission revenues vary directly with the perceived value of the research services provided, as well as account activity and new account generation.

Index
RESULTS OF OPERATIONS

The following table (in thousands, except per share data) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Income contained in our condensed consolidated financial statements and should be read in conjunction with those statements included in Part I, Item 1 of this Form 10-Q:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues
Commissions	$436	$450	$904	$953
Principal transactions	0	7	(2)	7
Dividends and interest	32	9	63	14
Other revenues	0	9	1	9
Total revenues	469	475	966	984
Expenses
Compensation and related costs	299	293	589	621
Clearing charges	209	228	426	458
General and administrative	312	237	533	462
Occupancy and equipment	29	68	75	141
Total expenses	849	827	1,623	1,682
Loss before income tax benefit	(380)	(351)	(656)	(698)
Income tax benefit	-	-	-	-
Net loss	$(380)	$(351)	$(656)	$(698)

Net loss per share
Basic and diluted	$(0.63)	$(0.59)	$(1.09)	$(1.16)

Three Months Ended June 30, 2023 as Compared to the Three Months Ended June 30, 2022

Revenues

Institutional research services revenues by revenue component, excluding principal transactions and dividends and interest, were as follows (dollars in thousands):

	Three Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
Commissions	$408	$421	$(12)	-2.9%
Hard dollar payments	28	29	(1)	-3.7%
Total	436	450	$(13)	-3.0%

Commissions and hard dollar payments for the three months ended June 30, 2023 were $0.4 million, a $0.1 million, or a 3.0%, decrease from $0.5 million in the comparable 2022 period. The slight decrease was primarily due to lower brokerage commissions from securities transactions executed on an agency basis. For the three months ended June 30, 2023 and 2022, respectively, G.research earned $0.3 million and $0.3 million, or approximately 63% and 58%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC (“Gabelli Funds”) and clients advised by GAMCO Asset Management Inc. (“GAMCO Asset”).

Principal Transactions

During the three months ended June 30, 2023 and 2022, net gains from principal transactions were negligible.

Interest and dividend increased to $0.03 million for the three months ended June 30, 2023 primarily due to an increase in short-term interest rates.

Expenses

Total expenses remained constant at $0.8 million for the three months ended June 30, 2023 and the three months ended June 30, 2022.

Index
Compensation costs, which includes salaries, bonuses, and benefits, were $0.3 million for the three months ended June 30, 2023 and the three months ended June 30, 2022. Headcount remained constant and commission expense in line with commission revenues.

Income Tax Benefit

For the three months ended June 30, 2023 and 2022, we recorded income tax provisions of $0.0 million and $0.0 million, respectively, and the effective tax rate (“ETR”) was 0.0% and 0.0%, respectively. The ETR differs from the U.S. corporate rate of 21% due to the change in the deferred income taxes offset by an increase in the federal and state valuation allowances.

Net Loss

Net loss for the three months ended June 30, 2023 and the three months ended June 30, 2022 was $0.4 million.

Six Months Ended June 30, 2023 as Compared to the Six Months Ended June 30, 2022

Revenues

Institutional research services revenues by revenue component, excluding principal transactions and dividends and interest, were as follows (dollars in thousands):

	Six Months Ended June 30,		Increase (Decrease)
	2023	2022	$	%
Commissions	$850	$881	$(30)	-3.4%
Hard dollar payments	53	73	(20)	-27.0%
Total	$904	$953	$(50)	-5.2%

Commissions and hard dollar payments for the six months ended June 30, 2023 and the six months ended June 30, 2022 were $.9 million and $1.0 million, respectively. For the six months ended June 30, 2023, respectively, G.research earned $0.6 million and $0.5 million, respectively, or approximately 67% and 56%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds and clients advised by GAMCO Asset.

Principal Transactions

During the six months ended June 30, 2023 and 2022, net gains (losses) from principal transactions were negligible.

Interest and dividend income for the six months ended June 30, 2023 increased $0.05 million over the six months ended June 30, 2022 as short-term interest rates increased despite lower cash and cash equivalents balances.

Expenses

Total expenses were $1.6 million for the six months ended June 30, 2023, a decrease of $0.1 million, or 3.6%, from $1.7 million over the June 30, 2022 period. The slight decrease results primarily from lower compensation and related costs and lower clearing charges.

Compensation costs, which includes salaries, bonuses, and benefits, were $0.6 million for the six months ended June 30, 2023 and the six months ended June 30, 2022. Headcount remained constant and commission expense in line with commission revenues.

Index
Income Tax Benefit

For the six months ended June 30, 2023 and 2022, we recorded income tax benefits of $0.0 million and $0.0 million, respectively, and the ETR was 0.0% and 0.0%, respectively. The ETR differs from the U.S. corporate rate of 21%, due to the change in the deferred income taxes offset by an increase in the federal and state valuation allowances.

Net Loss

Net loss for the six months ended June 30, 2023 and the six months ended June 30, 2022 was $0.7 million.

LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, comprised primarily of a 100% U.S. Treasury money market fund, The Gabelli U.S. Treasury Money Market Fund, advised by Gabelli Funds, LLC, which is an affiliate of the Company. Summary cash flow data for the first six months of 2023 and 2022 was as follows (in thousands):

	Six months ended June 30,
	2023	2022
Cash flows provided by (used in) activities:
Operating activities	$(766)	$(389)
Financing activities	-	-
Net decrease in cash and cash equivalents	(766)	(389)
Cash and cash equivalents, beginning of period	2,636	3,239
Cash and cash equivalents, end of period	$1,870	$2,850

As of June 30, 2023 the Company had cash and cash equivalents of $1.9 million. Net cash used by operating activities was $0.8 million for the six months ended June 30, 2023, resulting from a net loss of $0.7 million and net decrease in operating liabilities of $0.2 million and an decrease in operating assets of $0.1 million. As of June 30, 2022 the Company had cash and cash equivalents of $2.9 million. Net cash used by operating activities was $0.4 million for the six months ended June 30, 2022, resulting from a net loss of $0.7 million and net decrease in operating liabilities of $0.1 million and a decrease in operating assets of $0.4 million.

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

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures. However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations, or cash flows at June 30, 2023. See also Note 9, Guarantees, Contingencies, and Commitments, to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.

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

Date: August 14, 2023