Form 10-Q
period 2023-09-30
MORGAN GROUP HOLDING CO
filed 2023-11-20
CIK 1162283

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

Indicate the number of shares outstanding of each of the Registrant’s classes of Common Stock, as of the latest practical date.

Class	Outstanding at October 31, 2023
Common Stock, $0.01 par value	600,090

MORGAN GROUP HOLDING CO. AND SUBSIDIARY

INDEX

* Items other than those listed above have been omitted because they are not applicable.

Index

MORGAN GROUP HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

	September 30,	December 31, 2022
	2023 (Unaudited)
ASSETS

Cash and cash equivalents	$1,289,553	$2,285,501
Receivables from brokers and clearing organizations	170,933	330,621
Receivables from affiliates	22,010	20,190
Deposits with clearing organizations	350,000	350,000
Income taxes receivable (including deferred tax asset of $0 and $0, respectively)	18,950	290,785
Fixed assets, net of accumulated depreciation of $69,683 and $63,100, respectively	5,189	11,772
Other assets	108,191	128,847
Total assets	$1,964,826	$3,417,716

LIABILITIES AND EQUITY

Compensation payable	$200,421	$227,098
Payable to affiliates	933	594
Income tax payable	17,583	62,535
Accrued expenses and other liabilities	547,245	1,040,435
Total liabilities	766,182	1,330,662

Commitments and contingencies (Note J)

Equity
Common stock, $0.01 par value; 10,000,000 and 100,000,000 authorized respectively, and 600,090 issued and outstanding, respectively	6,001	6,001
Additional paid-in capital	53,886,180	53,886,180
Accumulated deficit	(52,693,537)	(51,805,127)
Total equity	1,198,644	2,087,054
Total liabilities and equity	$1,964,826	$3,417,716

See accompanying notes.

Index
MORGAN GROUP HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Commissions	$462,365	$389,823	$1,366,010	$1,343,225
Principal transactions	(124)	188	(2,108)	7,558
Dividends and interest	24,134	15,545	87,443	29,758
Other revenues	655	7,760	1,865	16,803
Total revenues	487,030	413,316	1,453,210	1,397,344
Expenses
Compensation and related costs	294,354	274,908	883,538	895,492
Clearing charges	187,573	116,057	613,370	574,067
General and administrative	199,404	190,994	732,306	653,392
Occupancy and equipment	37,669	20,348	112,406	161,829
Total expenses	719,000	602,307	2,341,620	2,284,780
Loss before income tax benefit	(231,970)	(188,991)	(888,410)	(887,436)
Income tax benefit	-	-	-	-
Net loss	$(231,970)	$(188,991)	$(888,410)	$(887,436)

Net loss per share
Basic and diluted	$(0.39)	$(0.31)	$(1.48)	$(1.48)

Weighted average shares outstanding:
Basic and diluted	600,090	600,090	600,090	600,090

See accompanying notes.

Index
MORGAN GROUP HOLDING CO.
CONDENSED CONSOLIDATED STATEMENTS OF EQUITY
UNAUDITED

			Additional
		Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance at December 31, 2022	600,090	$6,001	$53,886,180	$(51,805,127)	$2,087,054
Net loss	-	-	-	(276,437)	(276,437)
Balance at March 31, 2023	600,090	6,001	53,886,180	(52,081,564)	1,810,617
Net loss	-	-	-	(380,003)	(380,003)
Balance at June 30, 2023	600,090	$6,001	$53,886,180	$(52,461,567)	$1,430,614
Net loss	-	-	-	(231,970)	(231,970)
Balance at September 30, 2023	600,090	$6,001	$53,886,180	$(52,693,537)	$1,198,644

			Additional
		Common	Paid-in	Accumulated
	Shares	Stock	Capital	Deficit	Total
Balance at December 31, 2021	600,090	$6,001	$53,886,180	$(50,855,936)	$3,036,245
Net loss	-	-	-	(347,113)	(347,113)
Balance at March 31, 2022	600,090	6,001	53,886,180	(51,203,049)	2,689,132
Net loss	-	-	-	(351,332)	(351,332)
Balance at June 30, 2022	600,090	$6,001	$53,886,180	$(51,554,381)	$2,337,800
Net loss	-	-	-	(188,991)	(188,991)
Balance at September 30, 2022	600,090	$6,001	$53,886,180	$(51,743,372)	$2,148,809

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine months ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(888,410)	$(887,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	6,583	8,206
(Increase)/decrease in assets:
Receivables from brokers and clearing organizations	159,688	(159,688)
Receivables from affiliates	(1,820)	(13,367)
Income taxes receivable	271,785	(4,200)
Other assets	20,655	505,340
Increase/(decrease) in liabilities:
Compensation payable	(26,677)	(251,180)
Payable to affiliates	339	171
Income taxes payable	(44,902)	(1,501)
Accrued expenses and other liabilities	(493,189)	300,065
Total adjustments	(107,538)	383,846
Net cash used in operating activities	(995,948)	(503,590)

Net decrease in cash, cash equivalents, and restricted cash	(995,948)	(503,590)
Cash, cash equivalents, and restricted cash at beginning of period	2,635,501	3,238,897
Cash, cash equivalents, and restricted cash at end of period	$1,639,553	$2,735,307

Reconciliation to cash, cash equivalents, and restricted cash:
Cash and cash equivalents	$1,289,553	$2,385,307
Restricted cash: deposits with clearing organizations	350,000	350,000
Cash, cash equivalents, and restricted cash	$1,639,553	$2,735,307

See accompanying notes.

Index
MORGAN GROUP HOLDING CO. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2023
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

The Company generates brokerage commission revenues from securities transactions executed on an agency basis on behalf of institutional clients and mutual funds, private wealth management clients, and retail customers of affiliated companies. The Company generates revenue from syndicated underwriting activities. It primarily participates in the offerings of certain closed-end funds advised by Gabelli Funds, LLC, a wholly-owned subsidiary of GAMCO Investors, Inc. (“GAMI”), an affiliate. The Company also earns investment income generated from its proprietary trading activities.

The Company, through its consolidated subsidiary G.research acts as an introducing broker, and all securities transactions for the Company and its customers are cleared through and carried by three New York Stock Exchange (“NYSE”) member firms on a fully disclosed basis. The Company has Proprietary Accounts of Introducing Brokers (“PAIB”) agreements with these firms. Accordingly, open customer transactions are not reflected in the accompanying Condensed Consolidated Statement of Financial Condition. The Company is exposed to credit losses on these open transactions in the event of nonperformance by its customers, pursuant to conditions of its clearing agreements with its clearing brokers. This exposure is mitigated by the clearing brokers’ policy of monitoring the collateral and credit of the counterparties until the transaction is completed.

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

Selling concessions. The Company participates as a member of the selling group of underwritten equity offerings and receives compensation based on the difference between what its institutional customers pay for the securities and what the issuer receives. The terms of the selling concessions are set forth in contracts between the Company and the underwriter. Revenue is recognized on the trade date (the date on which the Company purchases the securities from the issuer) for the portion the Company is contracted to buy. The Company believes that the trade date is the appropriate point in time to recognize revenue for securities underwriting transactions as there are no significant actions the Company needs to take subsequent to this date, and the issuer obtains the control and benefit of the capital markets offering at this point. Selling concessions earned are typically collected from the clearing brokers utilized by the Company on a daily or weekly basis.

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

Index
Revenue Disaggregated

Total revenues from contracts with customers by type were as follows for the three and nine months ended September 30, 2023 and 2022:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Commissions	$450,162	$369,171	$1,300,608	$1,249,687
Hard dollar payments	12,203	20,652	65,402	93,538
	$462,365	$389,823	$1,366,010	$1,343,225

3. Related Party Transactions

At September 30, 2023 and December 31, 2022, the Company had an investment of $1,270,618 and $2,259,801, respectively in The Gabelli U.S. Treasury Money Market Fund advised by Gabelli Funds, LLC, which is an affiliate of the Company. The amount is recorded in cash and cash equivalents in the Condensed Consolidated Statements of Financial Condition. Income earned from this investment totaled $18,133 and $10,668 for the three months ended September 30, 2023 and 2022, respectively, and $67,628 and $14,089 for the nine months ended September 30, 2023 and 2022, respectively, and is included in dividends and interest in the Condensed Consolidated Statements of Operations.

For the three months ended September 30, 2023 and 2022, the Company earned $325,036 and $248,012 or approximately 70% and 64%, respectively, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC. (“Gabelli Funds”) and private wealth management clients advised by GAMCO Asset Management Inc., (“GAMI”), each affiliates of the Company. For the nine months ended September 30, 2023 and 2022, the Company earned $930,455 and $785,432 or approximately 68% and 58%, respectively, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds and private wealth management clients advised by GAMCO Asset.

The Company’s rent is currently being accounted for on a month-to-month basis. GAMI allocates this expense to the Company based on the percentage of square footage occupied by the Company’s employees (including pro rata allocation of common space).  Pursuant to the arrangement, GAMI and its affiliates shall pay a monthly fixed lease amount for the twelve month period. For the three months ended September 30, 2023 and 2022, the Company paid $19,544 and $13,740, respectively, under the sublease agreement. For the nine months ended September 30, 2023 and 2022, the Company paid $51,275 and $42,504 respectively, under the sublease agreement. These amounts are included within occupancy and equipment expenses on the Condensed Consolidated Statements of Operations.

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

Index
The following tables present information about the Company’s assets and liabilities by major category measured at fair value on a recurring basis as of  September 30, 2023 and December 31, 2022 and indicates the fair value hierarchy of the valuation techniques utilized by the Company to determine such fair value:

Assets Measured at Fair Value on a Recurring Basis as of September 30,2023:

	September 30, 2023
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable	Unobservable
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Cash equivalents	$1,270,618	$-	$-	$1,270,618
Total assets at fair value	$1,270,618	$-	$-	$1,270,618

There were no transfers between any levels during the nine months ended September 30, 2023.

Assets Measured at Fair Value on a Recurring Basis as of December 31, 2022:

	December 31, 2022
	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable	Unobservable
Assets	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	Total
Cash equivalents	$2,259,801	$-	$-	$2,259,801
Total assets at fair value	$2,259,801	$-	$-	$2,259,801

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

5. Retirement Plan

The Company maintains its own incentive savings plan (the “Plan”) covering substantially all employees. Company contributions to the Plan are determined annually by Company Board of Directors but may not exceed the amount permitted as a deductible expense under the Internal Revenue Code. There were no amounts expensed for the three months and nine months ended September 30, 2023 and 2022.

6. Income Taxes

The effective tax rate (“ETR”) for the three months ended September 30, 2023 and 2022 was 0.0% and 0.0%, respectively, and the ETR for the nine months ended September 30, 2023 and 2022 was 0.0% and 0.0%, respectively. The ETR differs from the U.S. corporate rate of 21% due to the change in the deferred income taxes offset by an increase in the federal and state deferred tax asset valuation allowances.

Index
7. Earnings per Share

Basic earnings per share is computed by dividing net income / (loss) attributable to shareholders by the weighted average number of shares outstanding during the period. There were no dilutive shares outstanding during the periods.

The computations of basic and diluted net loss per share are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Basic and diluted:
Net loss attributable to shareholders	$(231,970)	$(188,991)	$(888,410)	$(887,436)
Weighted average shares outstanding	600,090	600,090	600,090	600,090
Basic and diluted net loss per share	$(0.39)	$(0.31)	$(1.48)	$(1.48)

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

9. Guarantees, Contingencies, and Commitments

The Company has agreed to indemnify its clearing brokers for losses they may sustain from the customer accounts that trade on margin introduced by the Company. At September 30, 2023 and December 31, 2022, the total amount of customer balances subject to indemnification (i.e., unsecured margin debits) was immaterial. The Company also has entered into arrangements with various other third parties, many of which provide for indemnification of the third parties against losses, costs, claims, and liabilities arising from the performance of the Company’s obligations under the agreements. The Company has had no claims or payments pursuant to these or prior agreements, and management believes the likelihood of a claim being made is remote, and therefore, an accrual has not been made in the consolidated financial statements.

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

10. Risks and Uncertainties

Morgan entered into a Loan Agreement (‘the Loan”) with an affiliate, Associated Capital Group, Inc. on November 20, 2023, set to mature on December 31, 2024. The principal amount of the Loan is $400,000 at an interest rate of 14% per annum and is unsecured.  At present there is no plan to extend the maturity of the Loan. Absent a further extension of the maturity of the Loan or a capital infusion, Morgan may not have the resources from operations to repay the Loan in full at maturity. Accordingly, there is uncertainty as to Morgan’s ability to repay this obligation at maturity.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recovery of the Company’s assets and the satisfaction of liabilities in the normal course of business.

11. Net Capital Requirements

As a registered broker-dealer, G.research is subject to the SEC Uniform Net Capital Rule 15c3-1 (the “Rule”), which specifies, among other requirements, minimum net capital requirements for registered broker-dealers. G.research computes its net capital under the alternative method as permitted by the Rule, which requires that minimum net capital be the greater of $250,000 or 2% of the aggregate debit items in the reserve formula for those broker-dealers subject to Rule 15c3-3. G.research is exempt from Rule 15c3-3 pursuant to paragraph (k)(2)(ii) of that rule which exempts all customer transactions cleared through another broker-dealer on a fully disclosed basis. In addition, our assets at the clearing broker-dealer are treated as allowable assets for net capital purposes as we have in place PAIB agreements pursuant to Rule 15c3-3. These requirements also provide that equity capital may not be withdrawn, advances to affiliates may not be made, or cash dividends paid if certain minimum net capital requirements are not met. G.research had net capital, as defined, of $809,545 and $1,670,152 exceeding the required amount of $250,000 by $559,545 and $1,420,152 as of September 30, 2023 and December 31, 2022, respectively.

Index
12. Subsequent Events

The Company has evaluated subsequent events for adjustment to or disclosure as of November 20, 2023, the date of this report and the Company has not identified any subsequent events not otherwise reported in these financial statements or the notes thereto, that required recognition or additional disclosures in the financial statements.

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

Index
RESULTS OF OPERATIONS

The following table (in thousands, except per share data) and discussion of our results of operations are based upon data derived from the Condensed Consolidated Statements of Operations contained in our condensed consolidated financial statements and should be read in conjunction with those statements included in Part I, Item 1 of this Form 10-Q:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Revenues
Commissions	$462	$390	$1,366	$1,343
Principal transactions	(0)	0	(2)	8
Dividends and interest	24	16	87	30
Other revenues	1	7	2	17
Total revenues	487	413	1,453	1,397
Expenses
Compensation and related costs	294	275	884	895
Clearing charges	188	116	613	574
General and administrative	199	191	732	653
Occupancy and equipment	38	20	112	162
Total expenses	719	602	2,341	2,284
Loss before income tax benefit	(232)	(189)	(888)	(887)
Income tax benefit	-	-	-	-
Net loss	$(232)	$(189)	$(888)	$(887)

Net loss per share
Basic and diluted	$(0.39)	$(0.31)	$(1.48)	$(1.48)

Index
Three Months Ended September 30, 2023 as Compared to the Three Months Ended September 30, 2022

Revenues

Institutional research services revenues by revenue component, excluding principal transactions and dividends and interest, were as follows (dollars in thousands):

	Three Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
Commissions	$450	$369	$81	21.9%
Hard dollar payments	12	21	(8)	-40.9%
Total	$462	$390	$73	18.6%

Commissions and hard dollar payments for the three months ended September 30, 2023 were $0.5 million, a $0.1 million, or 18.6%, increase from $0.4 million in the comparable 2022 period. The increase was primarily due to higher brokerage commissions from securities transactions executed on an agency basis. For the three months ended September 30, 2023 and 2022, respectively, G.research earned $0.3 million and $0.2 million, or approximately 70% and 64%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds, LLC (“Gabelli Funds”) and clients advised by GAMCO Asset Management Inc. (“GAMCO Asset”).

Principal Transactions

During the three months ended September 30, 2023 revenues (loss) from principal transactions were negligible.

Expenses

Total expenses were $0.7 million for the three months ended September 30, 2023, an increase of $0.1 million, or 19.4%, from $0.6 million in the comparable 2022 period. The increase results primarily from higher clearing and general and administrative expenses increases.

Compensation costs, which includes salaries, bonuses, and benefits, were $0.3 million for the three months ended September 30, 2023, consistent with the $0.3 million for the three months ended September 30, 2022.

Income Tax Benefit

The effective tax rate (“ETR”) for the three months ended September 30, 2023 and 2022 was 0.0% and 0.0%, respectively, and the ETR for the nine months ended September 30, 2023 and 2022 was 0.0% and 0.0%, respectively. The ETR differs from the U.S. corporate rate of 21% due to the change in the deferred income taxes offset by an increase in the federal and state valuation allowances.

Net Loss

Net loss for the three months ended September 30, 2023 and September 30, 2022 was $0.2 million.

Index
Nine Months Ended September 30, 2023 as Compared to the Nine Months Ended September 30, 2022

Revenues

Institutional research services revenues by revenue component, excluding principal transactions and dividends and interest, were as follows (dollars in thousands):

	Nine Months Ended September 30,		Increase (Decrease)
	2023	2022	$	%
Commissions	$1,301	$1,250	$51	4.1%
Hard dollar payments	65	94	(28)	-30.1%
Total	$1,366	$1,343	$23	1.7%

Commissions and hard dollar payments in the 2023 period were $1.4 million, a $0.1 million, or 1.7%, increase from $1.3 million in the comparable 2022 period. The increase was primarily due to higher brokerage commissions from securities transactions executed on an agency basis. For the nine months ended September 30, 2023, respectively, G.research earned $0.9 million and $0.8 million, or approximately 68% and 58%, of its commission revenue from transactions executed on behalf of funds advised by Gabelli Funds and clients advised by GAMCO Asset.

Principal Transactions

During the nine months ended September 30, 2023 and 2022, net gains (losses) from principal transactions were negligible.

Interest and dividend income increased by $0.057 to $0.087 million over the nine months ended September 30, 2023 from $0.03 million over the comparable 2022 period due to increasing short-term interest rates.

Expenses

Total expenses were $2.3 million for the nine months ended September 30, 2023 and September 30, 2022.

Compensation costs, which includes salaries, bonuses, and benefits, were $0.9 million for the nine months ended September 30, 2023 and the nine months ended September 30, 2022.

Clearing expenses were flat at $0.6 million for the nine months ended September 30, 2023 over the same period in 2022.

Income Tax Benefit

For the nine months ended September 30, 2023 and 2022, we recorded income tax benefits of $0.0 million and $0.0 million, respectively, and the ETR was 0.0% and 0.0%, respectively. The ETR differs from the U.S. corporate rate of 21% due to the change in the deferred income taxes offset by an increase in the federal and state valuation allowances.

Net Loss

Net loss was $0.9 million for the nine months ended September 30, 2023 and September 30, 2022.

Index
LIQUIDITY AND CAPITAL RESOURCES

Our principal assets are highly liquid in nature and consist of cash and cash equivalents, comprised primarily of a 100% U.S. Treasury money market fund, The Gabelli U.S. Treasury Money Market Fund, advised by Gabelli Funds, LLC, which is an affiliate of the Company. Summary cash flow data for the first nine months of 2023 and 2022 was as follows (in thousands):

	Nine months ended September 30,
	2023	2022
Cash flows provided by (used in) activities:
Operating activities	$(996)	$(504)
Financing activities	-	-
Net decrease in cash and cash equivalents	(996)	(504)
Cash and cash equivalents, beginning of period	2,286	2,889
Cash and cash equivalents, end of period	$1,290	$2,385

As of September 30, 2023 the Company had cash and cash equivalents of $1.3 million. Net cash used by operating activities was $1.0 million for the nine months ended September 30, 2023, resulting from a net loss of $0.9 million. As of September 30, 2022 the Company had cash and cash equivalents of $2.4 million. Net cash used by operating activities was $0.5 million for the nine months ended September 30, 2022, resulting from a net loss of $0.9 million, a net increase in operating liabilities of $0.1 million and a decrease in operating assets of $0.3 million.

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

From time to time, the Company may be named in legal actions and proceedings. These actions may seek substantial or indeterminate compensatory as well as punitive damages or injunctive relief. The Company is also subject to governmental or regulatory examinations or investigations. The examinations or investigations could result in adverse judgments, settlements, fines, injunctions, restitutions or other relief. For any such matters, the condensed consolidated financial statements include the necessary provisions for losses that the Company believes are probable and estimable. Furthermore, the Company evaluates whether there exist losses which may be reasonably possible and will, if material, make the necessary disclosures. However, management believes such amounts, both those that are probable and those that are reasonably possible, are not material to the Company’s financial condition, results of operations, or cash flows at September 30, 2023. See also Note 9, Guarantees, Contingencies, and Commitments, to the condensed consolidated financial statements in Part I, Item I of this Form 10-Q.

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

Date: November 20, 2023