Form 10-Q/A
period 2023-09-30
MORGAN GROUP HOLDING CO
filed 2023-11-29
CIK 1162283

UNITED STATES
SECURITIES & EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___ to ___
Commission File No. 333-73996

Morgan Group Holding Co.
(Exact name of Registrant as specified in its charter)

Delaware	13-4196940
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

401 Theodore Fremd Avenue, Rye, NY	10580
(Address of principle executive offices)	(Zip Code)

(914) 921-5216
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
NONE	NONE	NONE

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

Explanatory Note
This amendment to Form 10-Q for the quarter ended September 30, 2023 is being filed solely to correct the cover page to reflect that no securities are registered under Section 12(b).

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned thereunto duly authorized.
MORGAN GROUP HOLDING CO.
(Registrant)
By: /s/ Joseph L. Fernandez
Name: Joseph L. Fernandez
Title:   Executive Vice President - Finance
Date: November 29, 2023